Form 10-Q
period 1996-03-31
TR FINANCIAL CORP
filed 1996-05-14
CIK 898447

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 1996

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     ---------------     ---------------

                        Commission File Number: 0-21386

                               T R FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                     11-3154382
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

               1122 FRANKLIN AVENUE, GARDEN CITY, NEW YORK 11530
              (Address of principal executive offices) (Zip code)

                                 (516) 742-9300
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

                           Yes  /X/                     No / /

As of May 8, 1996, there were 8,950,135 shares of common stock outstanding.

                                    FORM 10-Q
                               T R FINANCIAL CORP.
                                      INDEX




                                                                                                       Page
PART I - FINANCIAL INFORMATION                                                                         Number
                                                                                                       ------

ITEM 1.       Financial Statements - Unaudited

              Consolidated Statements of Financial Condition at
               March 31, 1996 and December 31, 1995                                                         3

              Consolidated Statements of Income for the three
               months ended March 31, 1996 and 1995                                                         4

              Consolidated Statement of Stockholders' Equity for
               the three months ended March 31, 1996                                                        5

              Consolidated Statements of Cash Flows for the three
               months ended March 31, 1996 and 1995                                                         6

              Notes to Unaudited Consolidated Financial Statements                                          7-13

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                           14-20

PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                                             21

ITEM 2.       Changes in Securities                                                                         21

ITEM 3.       Defaults Upon Senior Securities                                                               21

ITEM 4.       Submission of Matters to a Vote of Security Holders                                           21

ITEM 5.       Other Information                                                                             22

ITEM 6.       Exhibits and Reports on Form 8-K                                                              22

Signature Page                                                                                              23


                      T R FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        March 31,        December 31,
ASSETS                                                                                    1996               1995
- - ------                                                                              -----------------    -----------
Cash and cash equivalents                                                                $44,432         $   21,204
Trading account securities                                                                 2,962                ---
Securities available for sale:
    Bonds and equities                                                                   303,016            304,154
    Mortgage-backed securities                                                           143,419            226,842
                                                                                       ---------            -------
    Total securities available for sale                                                  446,435            530,996
                                                                                       ---------            -------
Securities held to maturity, net (estimated fair value of $928,328 and $880,197 at March 31, 1996 and December 31, 1995, respectively):
    Bonds                                                                                 75,810             98,792
    Mortgage-backed securities                                                           846,719            756,831
                                                                                       ---------         ----------
    Total securities held to maturity, net                                               922,529            855,623
                                                                                       ---------         ----------
Loans, net of deferred income                                                          1,506,209          1,423,574
Allowance for possible loan losses                                                       (13,740)          (13,267)
                                                                                       ---------         ---------
  Net loans                                                                            1,492,469          1,410,307
                                                                                       ---------         ----------
Other real estate owned, net                                                               8,659              6,547
Banking house and equipment, net                                                          11,810             11,877
Accrued interest receivable                                                               19,267             20,223
Federal Home Loan Bank stock, at cost                                                     32,333             33,603
Deferred tax asset, net                                                                    8,603              4,410
Other assets                                                                              12,459              9,833
                                                                                       ---------          ---------
  Total assets                                                                        $3,001,958         $2,904,623
                                                                                      ==========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Due to depositors                                                                     $2,090,780         $2,038,341
Borrowed funds                                                                           646,663            594,563
Mortgagors' escrow deposits                                                               25,362             16,852
Accounts payable and accrued expenses                                                     16,828             12,987
Official checks outstanding                                                               14,821             25,102
Accrued taxes payable                                                                      6,429              3,095
Other liabilities                                                                         13,956             13,999
                                                                                          ------          ---------
  Total liabilities                                                                    2,814,839          2,704,939
                                                                                       ---------          ---------

Commitments and contingencies                                                                ---                ---
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued                  ---                ---
  Common stock, $.01 par value, 30,000,000 shares authorized;
     11,362,000 shares issued; 8,948,097 shares and 9,480,557 shares outstanding
     at March 31, 1996 and December 31, 1995, respectively                                   114                114
  Additional paid-in-capital                                                             101,574            101,063
  Retained earnings, partially restricted                                                139,020            133,111
  Net unrealized appreciation (depreciation)
   in certain securities, net of tax                                                     (1,104)              4,230
  Less:Unallocated common stock held by ESOP                                             (6,484)             (6,763)
       Unearned common stock held by Bank's Recognition and Retention
         Plans and Trusts (RRP's)                                                          (663)               (907)
       Common stock held by Bank's Supplemental Executive Retirement
         Plan and Trust, at cost (25,292 shares and 25,110 shares at
         March 31, 1996 and December 31, 1995, respectively)                               (356)               (351)
       Treasury stock, at cost (2,413,903 shares and 1,881,443 shares
         at March 31, 1996 and December 31, 1995, respectively)                         (44,982)            (30,813)
                                                                                       ---------          ---------
    Total stockholders' equity                                                           187,119            199,684
                                                                                       ---------          ---------
    Total liabilities and stockholders' equity                                        $3,001,958         $2,904,623
                                                                                       =========          =========


     See accompanying notes to unaudited consolidated financial statements.

                      T R FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                           For the three months ended March 31,
                                                                               1996                        1995
                                                                         -------------------        -------------
Interest income:                                                         (in thousands, except per share amounts)
  Mortgage loans                                                             $26,068                      $21,613
  Mortgage-backed securities                                                  18,372                       13,481
  Bonds, equities and other investments                                        6,266                        8,932
  Other loans                                                                  1,452                          962
                                                                              ------                      -------
    Total interest income                                                     52,158                       44,988
                                                                              ------                      -------

Interest expense:
  Deposits                                                                    24,011                       19,854
  Borrowed funds                                                               8,569                        8,375
                                                                             -------                       ------
    Total interest expense                                                    32,580                       28,229
                                                                             -------                       ------
Net interest income before provision
  for possible loan losses                                                    19,578                       16,759
Provision for possible loan losses                                               500                          600
                                                                              ------                       ------

Net interest income after provision
  for possible loan losses                                                    19,078                       16,159
                                                                              ------                       ------

Non-interest income:
  Loan fees and other charges, net                                             1,447                        1,276
  Net gain (loss) on securities activities                                     2,755                         (102)
  Gain on sales of whole loans                                                     1                            0
  Other income                                                                   417                          382
                                                                               -----                       ------
Total non-interest income                                                      4,620                        1,556
                                                                              ------                       ------

Non-interest expense:
  Salaries and employee benefits                                               6,326                        5,763
  Occupancy and equipment expense                                              1,297                        1,062
  Marketing expense                                                              668                          786
  Other real estate owned expense                                                369                          337
  FDIC assessment                                                                  1                          924
  Other operating expense                                                      2,151                        1,878
                                                                              ------                       ------
Total non-interest expense                                                    10,812                       10,750
                                                                              ------                       ------
Income before provision for income taxes                                      12,886                        6,965

Provision for income taxes                                                     5,702                        3,074
                                                                               -----                        -----

Net income                                                                   $ 7,184                       $3,891
                                                                              ======                        =====

Net income per common and common
  equivalent share outstanding                                                 $0.80                        $0.40
                                                                                ====                         ====


     See accompanying notes to unaudited consolidated financial statements.

                      T R FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                 For the
                                                                                           three months ended
                                                                                             March 31, 1996
                                                                                      ------------------------------
                                                                                      (in thousands except share and
                                                                                           per share amounts)
COMMON STOCK (PAR VALUE)
Balance at beginning and end of period.............................................                  $    114
                                                                                                     --------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period.....................................................                   101,063
  Excess of ESOP compensation cost measured
   using fair value of stock over its related cost.................................                       506
  Decrease in common stock held by Supplemental
   Executive Retirement Plan and Trust.............................................                         5
                                                                                                      -------
Balance at end of period...........................................................                   101,574
                                                                                                      -------

RETAINED EARNINGS, PARTIALLY RESTRICTED
Balance at beginning of period.....................................................                   133,111
  Net income.......................................................................                     7,184
  Cash dividend declared ($0.14 per share)                                                             (1,155)
  Loss on reissuance of treasury stock (32,540 shares).............................                      (120)
                                                                                                      -------
Balance at end of period...........................................................                   139,020
                                                                                                      -------

UNALLOCATED/UNEARNED COMMON STOCK HELD BY STOCK PLANS
Balance at beginning of period.....................................................                    (7,670)
  Amortization relating to allocation of ESOP stock and
    earned portion of RRP..........................................................                       523
                                                                                                      -------
Balance at end of period...........................................................                    (7,147)
                                                                                                      -------

COMMON STOCK HELD BY SUPPLEMENTAL EXECUTIVE
RETIREMENT PLAN AND TRUST
Balance at beginning of period.....................................................                      (351)
  Decrease in carrying value of common stock held                                                          (5)
                                                                                                      -------
Balance at end of period...........................................................                      (356)
                                                                                                      -------

UNREALIZED APPRECIATION (DEPRECIATION) IN CERTAIN
Securities, net of tax
Balance at beginning of period.....................................................                     4,230
  Decrease in net unrealized appreciation in certain securities, net of tax......                      (5,334)
                                                                                                      -------
Balance at end of period...........................................................                    (1,104)
                                                                                                      -------

TREASURY STOCK
Balance at beginning of period.....................................................                   (30,813)
  Treasury stock purchased, at cost (565,000 shares)...............................                   (14,582)
  Exercise of stock options (32,540 shares)........................................                       413
                                                                                                      -------
Balance at end of period...........................................................                   (44,982)
                                                                                                      -------

Total stockholders' equity.........................................................                  $187,119
                                                                                                      =======


     See accompanying notes to unaudited consolidated financial statements.

                      T R FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        For the three months ended March 31,
                                                                                            1996                     1995
                                                                                        -------------            ------------
                                                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................           $   7,184                 $  3,891
  Adjustments to reconcile net income to net cash provided (used)
    by operating activities:
    Provision for possible loans losses.........................................                 500                      600
    Provision for possible other real estate owned losses.......................                  34                        2
    Depreciation of banking house and equipment.................................                 396                      337
    Net gain on calls of securities held to maturity............................                 (30)                     ---
    Net gain (loss) on sales of securities activities...........................              (2,765)                     106
    Gain on sales of whole loans................................................                  (1)                     ---
    Net gain on sale of other real estate owned.................................                 (23)                    (139)
    Net deferred loan origination fees..........................................                 155                      160
    Accretion of unearned discounts, net of amortization of premiums............                 392                      356
    Amortization relating to allocation and earned portions of stock plans......               1,029                      779
  Increase/decrease in:
    Trading account securities..................................................              (2,962)                     ---
    Accrued interest receivable.................................................                 956                   (1,403)
    Accounts payable and accrued expenses.......................................               3,841                   (1,879)
    Official checks outstanding.................................................             (10,281)                 (13,274)
    Other assets................................................................              (2,626)                     205
    Accrued taxes payable.......................................................               3,334                    2,475
    Other liabilities...........................................................                 (43)                   2,460
                                                                                              ------                 --------
       Net cash used by operating activities....................................                (910)                  (5,324)
                                                                                              ------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for the purchase of:
    Securities held to maturity and FHLB Capital Stock..........................            (137,297)                (148,484)
    Securities available for sale...............................................            (150,069)                (103,133)
    Banking house and equipment.................................................                (329)                    (880)
  Proceeds from:
    Redemption of FHLB Capital Stock and calls of held to maturity securities...              15,555                    5,500
    Sales of securities available for sale......................................             178,718                   26,800
    Repayments on securities....................................................             104,894                  113,036
    Sales of whole loans........................................................                 401                      678
    Principal collected on real estate loans....................................              36,928                   16,535
    Sales of other real estate owned............................................               1,850                    5,869
    Principal collected on other loans..........................................               4,090                    2,710
  Real estate loans originated and purchased....................................            (116,371)                 (37,014)
  Other loans originated........................................................             (11,837)                  (9,150)
                                                                                            --------                 --------
      Net cash used in investing activities.....................................             (73,467)                (127,533)
                                                                                            --------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Interest credited to deposits.................................................              24,011                   19,760
  Net deposits in savings accounts, certificate of deposit accounts,
    money market accounts and checking accounts.................................              28,428                  111,342
  Net deposits to escrow accounts...............................................               8,510                    7,937
  Net proceeds (repayments) from short-term borrowed funds......................              31,000                  (12,500)
  Repayments of long-term borrowed funds........................................             (14,800)                  (3,250)
  Proceeds from long-term borrowed funds........................................              35,900                      ---
  Net proceeds from exercise of stock options...................................                 293                      735
  Purchase of treasury stock....................................................             (14,582)                  (4,774)
  Cash dividend paid............................................................              (1,155)                    (655)
                                                                                             -------                  -------
     Net cash provided by financing activities..................................              97,605                  118,595
                                                                                             -------                  -------
  Net increase (decrease) in cash and cash equivalents..........................              23,228                 (14,262)
  Cash and cash equivalents at beginning of period..............................              21,204                   39,818
                                                                                            --------                 --------
  Cash and cash equivalents at end of period....................................            $ 44,432                 $ 25,556
                                                                                            ========                 ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for income taxes....................................................            $  2,368                   $  743
                                                                                            ========                   ======
  Cash paid for interest on deposits and borrowed funds.........................            $ 13,766                  $13,220
                                                                                            ========                  =======
  Non-cash investing activities:
    Additions to other real estate owned, net...................................            $  3,973                  $ 6,818
                                                                                            ========                  =======


     See accompanying notes to unaudited consolidated financial statements.

                      T R FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of T R Financial Corp. ("T R Financial"), its direct wholly-owned subsidiary Roosevelt Savings Bank (the "Bank"), and the subsidiaries of the Bank (collectively the "Company").

    The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

    These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

2.  EARNINGS PER SHARE

    Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. For the three months ended March 31, 1996 and 1995, the weighted average number of shares of common stock and common stock equivalents outstanding was 8,980,236 and 9,636,892, respectively. In accordance with the provisions of Statement of Position 93-6, such shares have been reduced by the weighted average number of unallocated shares of common stock held by the Company's Employee Stock Ownership Plan ("ESOP") of 735,189 and 867,928 for the three months ended March 31, 1996 and 1995, respectively.

3.  DEBT AND EQUITY SECURITIES

    The following tables set forth certain information regarding amortized cost, estimated fair values and gross unrealized gains and losses on debt and equity securities of the Company at March 31, 1996 and December 31, 1995, respectively.


                                                                                    March 31, 1996
                                                           ----------------------------------------------------------------------
                                                           Amortized                Estimated                    GROSS UNREALIZED
                                                             Cost                   Fair Value          Gains              Losses
                                                           ---------                ----------          -----              ------
Available for Sale:
 Bonds and equities:
   United States Government
    obligations                                             $197,774                $198,428             $1,681            ($1,027)
   Federal agency obligations                                 78,068                  77,211                277             (1,134)
   Public utility bonds                                          489                     473                ---                (16)
   Industrial, financial corporation
    and other bonds                                           13,683                  13,978                295                ---
   Common and preferred stocks                                11,340                  12,926              1,643                (57)
                                                            --------                 -------              -----            -------
    Total bonds and equities                                 301,354                 303,016              3,896             (2,234)
                                                            --------                --------              -----            -------
 Mortgage-backed securities:
   FNMA, net (1)                                              35,784                  36,107                618               (295)
   GNMA, net                                                  74,748                  75,738              1,124               (134)
   FHLMC, net (1)                                             31,139                  31,574                754               (319)
                                                            --------                --------             ------            -------
    Total mortgage-backed securities                         141,671                 143,419              2,496               (748)
                                                            --------                --------             ------            -------
      Total available for sale                              $443,025                $446,435             $6,392            ($2,982)
                                                            ========                ========             ======            =======

Held To Maturity, Net:
  Bonds:
   Federal agency obligations                                $ 6,000                 $ 5,905             $  ---               ($95)
   Public utility bonds                                        1,051                   1,004                143               (190)
   Municipal bonds                                             7,872                   7,993                ---                121
   Industrial, financial corporation
    and other bonds                                           60,887                  60,752                240               (375)
                                                             -------                 -------              -----              -----
    Total bonds                                               75,810                  75,654                383               (539)
                                                             -------                 -------              -----              -----
  Mortgage-backed securities:
   FNMA, net                                                 107,271                 104,042                175             (3,404)
   GNMA, net                                                 627,964                 636,284             13,327             (5,007)
   FHLMC, net (2)                                            108,581                 109,234              2,029             (1,376)
   CMOs, net (2)                                               2,903                   3,114                211                ---
                                                            --------                --------              -----             ------
    Total mortgage-backed securities                         846,719                 852,674             15,742             (9,787)
                                                            --------                --------            -------            -------
      Total held to maturity, net                           $922,529                $928,328            $16,125            $10,326
                                                            ========                ========            =======            =======



(1) Includes securities which were transferred on December 15, 1995 from held to maturity to available for sale after having been previously transferred on March 31, 1995 from available for sale to held to maturity. As of March 31, 1996 the amortized cost of these securities was reduced by $2,873,000 of gross unrealized losses existing as of March 31, 1995, adjusted for subsequent accretion.

(2) Includes securities which were transferred on March 31, 1995 from available for sale to held to maturity. As of March 31, 1996 the amortized cost of these securities was reduced by $3,538,000 of gross unrealized losses existing as of March 31, 1995, adjusted for subsequent accretion.


                                                                                    December 31, 1995
                                                            ----------------------------------------------------------------------
                                                            Amortized                Estimated                    GROSS UNREALIZED
                                                              Cost                   Fair Value          Gains              Losses
                                                            ---------                ----------          -----              ------
Available for Sale:
 Bonds and equities:
   United States Government obligations                     $178,699                $182,584              $4,088             ($203)
   Federal agency obligations                                 82,318                  83,139                 956              (135)
   Public utility bonds                                          804                     795                   7               (16)
   Industrial, financial corporation
    and other bonds                                           26,420                  27,289                 869                --
   Common and preferred stocks                                 9,067                  10,347               1,322               (42)
                                                            --------                 -------               -----            ------
       Total bonds and equities                              297,308                 304,154               7,242              (396)
                                                            --------                --------               -----            ------
  Mortgage-backed securities:
   FNMA, net (1)                                              48,717                  50,379               1,750               (88)
   GNMA, net                                                 125,056                 128,569               3,575               (62)
   FHLMC, net (1)                                             37,546                  39,343               1,841               (44)
   CMOs, net (1)                                               8,235                   8,551                 316                --
                                                            --------                --------               -----             -----
    Total mortgage-backed securities                         219,554                 226,842               7,482              (194)
                                                            --------                --------             -------            ------
       Total available for sale                             $516,862                $530,996             $14,724             ($590)
                                                            ========                ========             =======            ======

Held To Maturity, Net:
  Bonds:
   Federal agency obligations                                $14,424                 $14,432              $   24              ($16)
   Public utility bonds                                        1,050                   1,021                   1               (30)
   Municipal bonds                                             7,962                   8,208                 258               (12)
   Industrial, financial corporation
     and other bonds                                          75,131                  75,048                 378              (461)
   Canadian Bonds                                                225                     243                  18                --
                                                             -------                  ------               -----             -----
    Total bonds                                               98,792                  98,952                 679              (519)
                                                             -------                 -------               -----             -----
  Mortgage-backed securities:
   FNMA, net                                                 109,281                 109,210                 664              (735)
   GNMA, net                                                 533,301                 553,292              20,595              (604)
   FHLMC, net (2)                                            111,347                 115,630               4,450              (167)
   CMOs, net (2)                                               2,902                   3,113                 211                --
                                                            --------                --------            --------            ------
    Total mortgage-backed securities                         756,831                 781,245              25,920            (1,506)
                                                            --------                --------             -------            ------
       Total held to maturity, net                          $855,623                $880,197             $26,599            $2,025
                                                            ========                ========             =======            ======



(1) Includes in the aggregate $48,462,000 of securities which were transferred on December 15, 1995 from held to maturity to available for sale after having been previously transferred on March 31, 1995 from available for sale to held to maturity. As of December 31, 1995 the amortized cost of these securities was reduced by $2,873,000 of gross unrealized losses existing as of March 31, 1995, adjusted for subsequent accretion.

(2) Includes in the aggregate $97,948,000 of securities which were transferred on March 31, 1995 from available for sale to held to maturity. As of December 31, 1995 the amortized cost of these securities was reduced by $3,706,000 of gross unrealized losses existing as of March 31, 1995, adjusted for subsequent accretion.

4.  EMPLOYEE STOCK OWNERSHIP PLAN

    The Company recognizes compensation expense attributable to its ESOP ratably over the year based upon the estimated number of ESOP shares to be allocated each December 31st. The amount of compensation expense recorded is equal to the estimate of shares to be allocated by the ESOP multiplied by the average fair value of the underlying shares during the period. For the three months ended March 31, 1996 and 1995, compensation expense attributable to the ESOP was $785,000 and $485,000, respectively. The average fair value of the underlying shares for the three months ended March 31, 1996 and 1995 was $25.40 and $14.71, respectively.

5.  STOCKHOLDERS' EQUITY

    During the three months ended March 31, 1996, the Company repurchased 565,000 shares of its common stock at an aggregate cost of $14,582,000.

    On January 23, 1996 the Board of Directors declared a cash dividend on its outstanding common stock of $0.14 per common share to stockholders of record on February 15, 1996. This dividend, which aggregated $1,155,000, was paid on March 1, 1996.

6.  CONTINGENCIES

    On February 6, 1995, the Superintendent of Banks of the State of New York (the "Superintendent") took possession of Nationar, a check-clearing and trust company, freezing all of its assets. The Bank used Nationar for certain depository and collection services and maintained deposit balances with Nationar in connection therewith.

    The Superintendent forwarded a letter dated January 6, 1996 to the Company and the other banks who were shareholders of Nationar together with copies of objections filed by five institutions (the "Objectors") against claims made by any bank that was a shareholder of Nationar on the basis of non-public information. Due to the objections filed by the Objectors, the Superintendent could not accept any claim by a Nationar shareholder, including the Bank. Management of the Company, however, established to the satisfaction of the Superintendent that the objections did not apply to the Company. On February 16, 1996 the Superintendent issued his Preliminary Report of Findings in Response to Objections to Certain Claims in which he reported to the Supreme Court of the State of New York hearing Nationar matters that, after an investigation, he had determined that there was an insufficient basis for the objections made by the Objectors against the Bank's claims, as well as those of most other shareholder banks of Nationar. The Superintendent has indicated that each of the Objectors has withdrawn the objections made with respect to the shareholder banks, including the Bank, as to which the Superintendent had determined there was an insufficient basis for the objections. Such withdrawal of the objections permitted the Superintendent to accept the claims of such shareholder banks that the Superintendent had previously found to be acceptable claims. He has accepted all but $11,789 of the Bank's deposit claims.

    On February 6, 1996, the Superintendent issued a fourth interim status report (the "Fourth Report") which included an unaudited statement of net assets and liabilities of Nationar as of

    February 6, 1996 which showed total assets of $266,238,000 (of which $229,787,000 represents cash and cash equivalents) and total liabilities of $280,624,000 (including $30,000,000 of reserves for rejected claims, operating expenses and expenses of administration.) The Fourth Report has generally been viewed as indicating that claimants with accepted nonpriority claims may receive payment of approximately 90% of such claims, subject to a number of factors, including the results of the claims reconciliation process, litigation over rejected claims, resolutions of objections to claims and the court's determinations regarding the priority of claims. The Superintendent has obtained judicial approval to pay in full the accepted claims for which priority of payment has been established and to make an initial partial payment of 40% of the amount of accepted nonpriority claims. Subject to the satisfaction of certain conditions, the Superintendent has indicated that such payments will be sent to claimants on June 26, 1996. It is anticipated that the Superintendent will seek authorization for additional payments with respect to accepted nonpriority claims in the future as ongoing disputes with respect to priority of payment and to the validity of claims are resolved.

    The Superintendent has recommended that none of the Bank's claims be given any priority of payment, and it is still not clear what percentage may ultimately be recovered. Management believes, however, that it has reserved for the potential losses on the recovery of its claims, but that a recovery may be delayed while the Superintendent is winding up the affairs of Nationar.

    The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

7.  RECENT DEVELOPMENTS

    On April 16, 1996 the Board of Directors authorized the Company to repurchase up to 10%, or 894,809 shares, of its outstanding common stock. Also on this date, the Company declared a cash dividend on its outstanding common stock of $0.16 per common share to stockholders of record on May 15, 1996. The dividend is payable on June 3, 1996.

8.  REGULATORY MATTERS

    The Bank is a member of the Bank Insurance Fund ("BIF") of the FDIC, and the deposits of the Bank are insured up to applicable limits of the law by the BIF. The FDIC also maintains the Savings Association Insurance Fund ("SAIF"), and, in general, the deposits of federal and state savings associations and federal savings banks ("thrifts") are insured up to applicable limits of the law by the SAIF. Applicable law requires that the BIF and SAIF be recapitalized to a ratio of 1.25% of reserves to deposits. The BIF achieved the 1.25% ratio in May 1995. Having determined that the BIF had sufficient reserves in excess of the 1.25% ratio, the FDIC adopted regulations under which "well capitalized" BIF-insured institutions without any significant supervisory concerns will pay deposit insurance assessments at the statutory minimum of $2,000 annually beginning with the first quarter of 1996. The BIF assessment rate for other institutions will range from 0.03% to 0.27% of deposits annually.

    The FDIC also reported that, under current law and appropriate financial projections, the SAIF was not expected to achieve the 1.25% ratio until after 2000 and that SAIF-insured institutions will continue to pay assessments at rates ranging from a minimum of 0.23% to 0.31% of deposits. A potential consequence of the disparity in the assessment rates for the BIF and the SAIF is the transfer of deposits from SAIF-insured institutions to BIF-insured institutions, and any significant reduction in SAIF-insured deposits could result in SAIF assessments becoming inadequate to meet the obligations for payments on the bonds issued by the Financing Corporation ("FICO"), which was established in 1989 to finance the resolution of failed thrifts. In view of these factors, the federal banking regulators continue to seek a legislative solution for the recapitalization of the SAIF.

    In the past, Congress has considered and adopted legislative proposals to recapitalize SAIF that would have also had the potential effect of increasing the assessment rates of BIF- insured institutions. However, to date none of these legislative proposals has been enacted into law. Under these proposals, the assessment base for the payments on the FICO bonds would be expanded to include the deposits of BIF-insured institutions. Another proposal provided that as long as the reserves of the BIF remained at 1.25% or higher, the BIF can assess regular insurance assessments only on those of its member institutions that had been found to have "moderately severe" or "unsatisfactory" financial, operational, or compliance concerns. At this time, the Company cannot predict whether any legislative proposal for the recapitalization of the SAIF will be adopted and what consequences any such legislation will have on BIFinsured institutions.

9.  PENDING LEGISLATION REGARDING TAX BAD DEBT RESERVES

    Under section 593 of the Internal Revenue Code, thrift institutions such as the Bank, which meet certain definitional tests, primarily relating to their assets and the nature of their business, are permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions may, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may currently be computed using an amount based on the Bank's actual loss experience (the "Experience Method"),or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Similar deductions for additions to the Bank's bad debt reserve are permitted under the New York State Bank Franchise Tax and the New York City Banking Corporation Tax; however, for purposes of these taxes, the effective allowable percentage under the PTI method is 32% rather than 8%.

    Under pending legislative proposals, section 593 of the Code would be amended and the Bank, as a "large bank" (one with assets having an adjusted basis of more than $500 million), would be unable to make additions to its tax bad debt reserve, would be permitted to deduct bad debts only as they occur and would additionally be required to recapture (that is, take into taxable income) over a multi-year period, beginning with the Bank's taxable year beginning on January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the balance of such reserves as of December 31, 1987, or over a lesser amount if the Bank's loan portfolio has decreased since

    December 31, 1987. However, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. In addition, if section 593 of the Code is so amended, the Bank may be required for New York State and New York City tax purposes to include in its entire net taxable income the excess of its post-December 31, 1987 New York State and City reserves for losses on qualifying real property loans over its reserve for losses on such loans maintained for federal income tax purposes (the "Excess Reserves"). Accordingly, if the pending legislative proposals are enacted in their present form, unless further legislation is adopted in New York State, the Bank may be required to take its Excess Reserves into taxable income in computing its New York State and City taxes for its taxable year beginning January 1, 1996. If the Bank's Excess Reserves are ultimately recaptured, management does not believe it will materially impact the Bank's results of operations. The Bank's current taxes payable, however, would increase by approximately $1.4 million in this event.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    T R Financial Corp. ("T R Financial") is the bank holding company for Roosevelt Savings Bank (the "Bank"), a New York chartered stock savings bank. While the following discussion of financial condition and results of operations includes the collective results of T R Financial and the Bank (collectively the "Company"), this discussion reflects principally the Bank's activities.

FINANCIAL CONDITION

    Total assets increased $97.3 million, or 3.4%, to $3.00 billion at March 31, 1996 from $2.90 billion at December 31, 1995, primarily as a result of management's continued strategy to leverage its capital position through asset growth. This growth was funded primarily by attracting new deposits and through increased utilization of overnight borrowings from the Federal Home Loan Bank of New York ("FHLB"). Of the increase in total assets, $82.2 million was attributable to an increase in net loans due primarily to the origination and purchase of residential real estate loans. Total cash and cash equivalents increased $23.2 million to $44.4 million at March 31, 1996 as compared to $21.2 million at December 31, 1995. This increase reflects the short-term fluctuations that occur in funds management and the timing of satisfying Federal Reserve balance requirements.

    Securities available for sale decreased $84.6 million, or 15.9%, to $446.4 million at March 31, 1996 from $531.0 million at December 31, 1995. Securities held to maturity, net increased $66.9 million, or 7.8%, to $922.5 million at March 31, 1996 from $855.6 million at December 31, 1995. These changes reflect the effects of securities purchases, securities repayments and maturities, and in the case of the available for sale securities portfolio also reflects the effects of $184.7 million of securities sales and changes in the estimated fair values of the securities.

    Total deposits increased $52.4 million, or 2.6%, to $2.09 billion at March 31, 1996, from $2.04 billion at December 31, 1995. This increase was primarily attributable to the promotion of certain innovative deposit products and successful marketing efforts for the Bank's competitively priced deposit products. Borrowed funds increased $52.1 million, or 8.8%,to $646.7 million at March 31, 1996 from $594.6 million at December 31, 1995. This increase in borrowings is primarily attributable to a $31.0 million increase in overnight borrowings from the FHLB at March 31, 1996 as compared to December 31, 1995.

    Stockholders' equity amounted to $187.1 million at March 31, 1996 or 6.2% of total assets as compared to $199.7 million at December 31, 1995 or 6.9% of total assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, stockholders' equity at March 31, 1996 and December 31, 1995 includes net unrealized appreciation (depreciation) in certain securities, net of tax, of $1.1 million of depreciation, and $4.2 million of appreciation, respectively. The change in unrealized appreciation (depreciation) of securities from December 31, 1995 to March 31, 1996 resulted primarily from increases in market interest rates during the first quarter of 1996 which lowered the estimated fair value of fixed rate debt securities and, to a lesser extent, from the realization of net gains from sales of securities.

    The Bank's leverage capital ratio decreased from 6.27% at December 31, 1995 to 6.16% at March 31, 1996 due to an increase in the quarterly average assets and a decrease in the Bank's regulatory capital. The Bank's risk-based capital ratio of 16.66% at March 31, 1996 represents a 27 basis point decrease as compared to December 31, 1995. These capital ratios are well in excess of Federal Deposit Insurance Corporation ("FDIC") capital requirements. See "Liquidity and Capital Resources - Regulatory Capital Position."

    Non-performing assets decreased $3.8 million to $21.5 million at March 31, 1996, from $25.2 million at December 31, 1995. The ratio of non-performing assets to total assets decreased to 0.72% at March 31, 1996 from 0.87% at December 31, 1995. Other real estate owned, net increased $2.1 million to $8.7 million at March 31, 1996 from $6.5 million at December 31, 1995. Non-performing loans decreased to $12.8 million at March 31, 1996 as compared to $18.7 million at December 31, 1995 primarily due to a $5.9 million reduction in non-accrual loans. The ratio of non-performing loans to total loans decreased to 0.85% at March 31, 1996 as compared to 1.31% at December 31, 1995.

ANALYSIS OF NET INTEREST INCOME

    Net interest income represents the difference between income on earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

    The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three months ended March 31, 1996 and 1995, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily balances. Average balances and yields include non-accrual loans.



                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                                   1996
                                                  --------------------------------------
                                                                                 Average
                                                  Average                         Yield/
                                                  Balance          Interest        Cost
                                                  -------          --------      -------
                                                           (dollars in thousands)
ASSETS
Earning Assets:
 Mortgage Loans, Net                                 $1,373,044   $   26,068       7.59%
  Other Loans                                            69,336        1,452       8.38
  Mortgage-Backed Securities                            980,120       18,372       7.50
  Short-Term Securities                                  16,846          223       5.30
  Securities                                            405,193        6,043       7.34
                                                     ----------   ----------

Total Earning Assets                                  2,844,539       52,158       7.34
                                                                  ----------
Non-Earning Assets                                       74,826
                                                     ----------

Total Assets                                         $2,919,365
                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
  Deposits:
    Passbook Accounts                                $  524,642   $    3,478       2.65%
    Now Accounts                                         63,840          473       2.96
    Money Market Accounts                                68,356          491       2.87
    Certificate of Deposit Accounts                   1,368,261       19,569       5.72
                                                     ----------   ----------
Total Interest-Bearing Deposits                       2,025,099       24,011       4.74
Borrowings                                              603,013        8,569       5.68
                                                     ----------   ----------

Total Interest-Bearing Liabilities                    2,628,112       32,580       4.96

Other Liabilities                                       100,704
                                                     ----------

  Total Liabilities                                   2,728,816
Stockholders' Equity                                    190,549

Total Liabilities and Stockholders'
  Equity                                             $2,919,365


Net Interest Income/Interest Rate Spread                          $   19,578       2.38%
                                                                  ==========       =====
Net Earning Assets/Net Interest Margin               $  216,427                    2.75%
                                                     ==========                    =====
Ratio of Earning Assets to
  Interest-Bearing Liabilities                                                     1.08x
                                                                                   =====




                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                                   1995
                                                  --------------------------------------
                                                                                 Average
                                                  Average                         Yield/
                                                  Balance          Interest        Cost
                                                  -------          --------      -------
                                                           (dollars in thousands)
ASSETS
Earning Assets:
  Mortgage Loans, Net                                $1,146,358    $   21,613      7.54%
  Other Loans                                            45,194           962      8.51
  Mortgage-Backed Securities                            718,004        13,481      7.51
  Short-Term Securities                                     976            14      5.74
  Securities                                            614,825         8,918      5.80
                                                     ----------    ----------

Total Earning Assets                                  2,525,357        44,988      7.13
                                                                   ----------

Non-Earning Assets                                       68,596
                                                     ----------
Total Assets                                         $2,593,953
                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
  Deposits:
    Passbook Accounts                                $  481,747    $    2,871      2.38%
    Now Accounts                                         51,585           394      3.06
    Money Market Accounts                                46,150           290      2.51
    Certificate of Deposit Accounts                   1,149,602        16,299      5.67
                                                     ----------    ----------
Total Interest-Bearing Deposits                       1,729,084        19,854      4.59
Borrowings                                              595,475         8,375      5.63
                                                     ----------    ----------

Total Interest-Bearing Liabilities                    2,324,559        28,229      4.86
                                                                   ----------
Other Liabilities                                        88,779
                                                     ----------

  Total Liabilities                                   2,413,338
Stockholders' Equity                                    180,615
                                                     ----------

Total Liabilities and Stockholders'
  Equity                                             $2,593,953
                                                     ==========

Net Interest Income/Interest Rate Spread                           $   16,759      2.27%
                                                     ==========    ==========      =====
Net Earning Assets/Net Interest Margin                             $  200,798      2.65%
                                                     ==========    ==========      =====
Ratio of Earning Assets to
  Interest-Bearing Liabilities                                                     1.09x
                                                                                   =====


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995.

         GENERAL. The Company's net income for the three months ended March 31, 1996 increased $3.3 million to $7.2 million from $3.9 million for the same period in 1995.

         INTEREST INCOME. Interest income increased by $7.2 million, or 15.9%, to $52.2 million for the three months ended March 31, 1996, from $45.0 million for the same period in 1995, due to an increase in the average earning assets during the period and an increase in the average yield on earning assets. Average earning assets increased $319.2 million to $2.84 billion for the three months ended March 31, 1996, from $2.53 billion for the same period in 1995, reflecting the Company's strategy to leverage its capital position through asset growth. Of the increase in average earning assets, $262.1 million was attributable to growth in mortgage-backed securities and $226.7 million was attributable to growth in mortgage loans. Offsetting the increases in average mortgage loans and mortgage-backed securities was a $209.6 million decrease in the average balance of securities. The average yield on earning assets increased to 7.34% for the three months ended March 31, 1996 from 7.13% for the same period in 1995, due primarily to a change in the mix of earning assets away from lower yielding shorter-term securities and into higher yielding longer-term mortgage loans and mortgage backed securities.

         INTEREST EXPENSE. Interest expense increased by $4.4 million, or 15.4%, to $32.6 million for the three months ended March 31, 1996, from $28.2 million for the same period in 1995, due primarily to a $296.0 million increase in average interest-bearing deposits and a 15 basis point increase in the average rate paid on interest-bearing deposit accounts. In addition, average borrowings increased $7.5 million to $603.0 million for the three months ended March 31, 1996 as compared to the same period in 1995 while the average cost of the borrowings increased 5 basis points to 5.68% over this same period. The average rate paid on interest-bearing liabilities increased to 4.96% for the three months ended March 31, 1996 from 4.86% for the same period in 1995. The average balance of interest-bearing liabilities increased $303.6 million for the three months ended March 31, 1996, to $2.63 billion from $2.32 billion for the same period in 1995.

         NET INTEREST INCOME. Net interest income before provision for possible loan losses increased $2.8 million, or 16.8%, to $19.6 million for the three months ended March 31, 1996, from $16.8 million for the same period in 1995. This increase is the result, in part, of a $319.2 million increase in the average balance of earning assets to $2.84 billion, offset by a $303.6 million increase in the average balance of interest-bearing liabilities to $2.63 billion for the three months ended March 31, 1996, as compared to the comparable prior year period. Net interest income was also affected by an increase in the average net interest rate spread to 2.38% for the three months ended March 31, 1996 from 2.27% for the same period in 1995. The Company's net interest rate spread at March 31, 1996 represented a 15 basis point increase as compared to the three months ended December 31, 1995. These increases in the net interest rate spread were attributable to increases in rates earned exceeding increases in rates paid during the respective periods. See "Management's Discussion and Analysis of Financial Condition - Interest Rate Sensitivity" appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

         PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses decreased $100 thousand or 16.7%, to $500 thousand for the three months ended March 31, 1996 from $600 thousand for the same period in 1995. The decrease resulted from management's assessment of the loan portfolio, the level of the Bank's allowance for possible loan losses and its assessment of the local economy and market conditions. In addition, the provision levels reflect management's assessment of the continued weakness in the local economy and market conditions. For the three months ended March 31, 1996 and 1995, loan charge-offs net of recoveries aggregated $27 thousand and $641 thousand, respectively. At March 31, 1996 and December 31, 1995, the allowance for possible loan losses amounted to $13.7 million and $13.3 million, respectively, and the ratio of such allowance to non- performing loans was 107.22% at March 31, 1996 as compared to 70.94% at December 31, 1995. Although management believes its allowance for possible loan losses is adequate at March 31, 1996, if general economic conditions and real estate values deteriorate, the level of non-performing loans may increase and higher provisions for possible loan losses may be necessary, which would adversely affect future operating results.

         NON-INTEREST INCOME. Non-interest income increased $3.1 million to $4.6 million for the three months ended March 31, 1996 from $1.6 million for the same period in 1995. This increase was primarily attributable to a $2.9 million increase in net gain (loss) on securities activities. Also contributing to the increase in non- interest income was a $171 thousand increase in loan fees and other charges, net. For the three months ended March 31, 1996, the Company sold available for sale securities having an aggregate book value of $183.8 million, net of $882 thousand of gross unrealized losses from the previous transfers of such securities during 1995, and recognized $2.80 million of net securities gains. The securities sold included $118.4 million of bonds, $63.5 million of mortgage-backed securities and $1.9 million of equities. Respectively, these securities were sold at net gains of $1.4 million, $998 thousand and $360 thousand. Included in the net gain (loss) on securities activities for the three months ended March 31, 1995 was a $599 thousand loss associated with the write-off of Nationar securities (common stock, preferred stock and subordinated debentures). See Note 6 to Notes to Unaudited Consolidated Financial Statements.

         NON-INTEREST EXPENSE. Non-interest expense increased $62 thousand, or 0.6%, to $10.8 million for the three months ended March 31, 1996, compared to the same period in 1995. Of this increase, salary and employee benefits expense increased $563 thousand or 9.8%, due primarily to higher costs associated with certain stock based compensation plans and salary increases. Occupancy and equipment expense increased $235 thousand to $1.3 million for the three months ended March 31, 1996, due primarily to higher depreciation and building maintenance costs. Marketing expense decreased $118 thousand to $668 thousand for the three months ended March 31, 1996 as compared to the same period in 1995, due to lower levels of marketing activities. Other real estate owned expense increased $32 thousand to $369 thousand for the three months ended March 31, 1996 as compared to the same period in 1995. FDIC assessment decreased $923 thousand to $1 thousand for the three months ended March 31, 1996 as compared to $924 thousand for the same period in 1995 due to a decrease in Bank Insurance Fund ("BIF") assessment rates. For the Bank, such rates were $0.23 per $100 of insured deposits through June 1, 1995, at which time such rates decreased to $0.04 per $100 of insured deposits. Beginning January 1, 1996, the BIF assessment rate for the Bank was reduced to zero per $100 of insured deposits plus a $2 thousand annual fee. Other operating expense increased

$273 thousand or 14.5% for the three months ended March 31, 1996 as compared to the same period during 1995, partially as a result of higher computer processing charges.

         PROVISION FOR INCOME TAXES. Provision for income taxes increased $2.6 million to $5.7 million for the three months ended March 31, 1996 from $3.1 million during the same period in 1995, due to higher net earnings for the three months ended March 31, 1996 as compared to the same period for 1995.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. Following the completion of the Bank's conversion and T R Financial's stock offering, T R Financial's principal business was that of its subsidiary, the Bank. T R Financial initially invested $39.3 million of the net proceeds of the offering in short-term securities, corporate debt obligations, money market investments and mortgage-backed securities. T R Financial also has available dividend sources from the Bank to the extent such payments are permitted by law or regulation. T R Financial's liquidity is available to, among other things, support future expansion of operations or diversification into other banking related businesses, payment of dividends or repurchase of its common stock. During the three months ended March 31, 1996, T R Financial repurchased pursuant to its fifth stock repurchase program 565,000 shares of common stock at a total cost of $14.6 million. On April 16, 1996, the Board of Directors of T R Financial terminated the fifth stock repurchase program and authorized a sixth stock repurchase program for the repurchase of up to 10%, or 894,809 shares, of the common stock. Also on this date, the Board of Directors declared a quarterly cash dividend of $0.16 per share to stockholders of record on May 15, 1996. This dividend is payable on June 3, 1996.

         The Bank's primary sources of funds are deposits, FHLB advances, proceeds from principal and interest payments on loans, mortgage- backed securities and debt securities. Proceeds from the sale of securities available for sale and, to a lesser extent, loans are also sources of funding. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The primary investing activities of the Company are the origination of mortgage loans and the purchase of securities. The Company's most liquid assets are cash and cash equivalents, short-term securities, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent on the Company's operating, financing, lending and investment activities during any given period.

         REGULATORY CAPITAL POSITION. The Bank is subject to minimum regulatory requirements imposed by the Federal Deposit Insurance Corporation ("FDIC") which vary according to the institution's capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3.0% of total assets plus an additional 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of 8.0%. Although the minimum leverage capital ratio is 3%, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") stipulates that an institution with less than a 4.0% leverage capital ratio is deemed to be an "undercapitalized" institution and results in the imposition of regulatory restrictions. The Bank's capital ratios qualify it to be deemed "well capitalized" under FDICIA. In addition, the Company's capital ratios exceed the minimum regulatory capital requirements imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC. The following table sets forth the Bank's and T R Financial's capital positions under generally accepted accounting principles and their regulatory capital position at March 31, 1996:


                                                     BANK                                T R FINANCIAL (CONSOLIDATED)
                                       -----------------------------------             ---------------------------------
                                                                 TOTAL                                           TOTAL
                                       LEVERAGE               RISK-BASED               LEVERAGE               RISK-BASED
                                        CAPITAL                 CAPITAL                 CAPITAL                 CAPITAL
                                       --------               ------------             --------               ----------

Capital position
  under GAAP..................       $    178,505            $    178,505            $    187,119            $    187,119

Net unrealized
  depreciation in
  certain securities,
  net of tax..................                941                     941                   1,104                   1,104

Allowance for
  possible loan losses........                 --                  13,740                      --                  13,740
                                     ------------            ------------            ------------            ------------

Regulatory capital
  position....................            179,446                 193,186                 188,223                 201,963

Minimum required
  regulatory capital
  (3% and 8%,
  respectively)(1)............             87,344                  92,791                  87,581                  92,854
                                     ------------            ------------            ------------            ------------

Excess........................       $     92,102            $    100,395            $    100,642            $    109,109
                                     ============            ============            ============            ============

Regulatory capital
  ratio.......................               6,16%                  16.66%                   6.45%                  17.40%
                                     ============            ============            ============            ============



(1) Applying the 4% leverage capital ratio imposed by FDICIA, the Bank's leverage capital requirement at March 31, 1996 was $116.5 million and as of such date the Bank exceeded this requirement by $76.7 million. T R Financial's leverage capital requirement, applying the 4% leverage capital ratio, was $116.8 million at March 31, 1996 and as of such date T R Financial exceeded this requirement by $71.4 million.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting of stockholders held on April 22, 1996, the following matters were voted upon, with the results of the voting on such matters indicated:

         1. Election of the following persons to serve a three-year term as directors of the Company:

                                            FOR                 WITHHELD
               Maureen E. Clancy            7,808,482            52,023
               Robert F. Eisen, Sr.         7,807,367            53,138
               Leonard Genovese             7,678,429           182,076
               Ernest L. Loser              7,808,537            51,968

               Broker Non-Vote:             None


         2. Ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending December 31, 1996:

               For:                          7,737,016
               Against:                      85,850
               Abstain:                      37,639

               Broker Non-Vote:              None

ITEM 5.  OTHER INFORMATION

         On April 16, 1996, the Board of Directors authorized the Company to repurchase up to 10%, or 894,809 shares, of its common stock under a sixth stock repurchase program. In doing so, the Board of Directors also terminated its fifth stock repurchase program.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  --------
         4.       Bylaws of Roosevelt Savings Bank, as amended

         11.      Statement re: Computation of Per Share Earnings

         27.      Financial Data Schedule*

         (b)      Reports on Form 8-K
                  -------------------

                  Not applicable.




- - ----------------------
*        Submitted only with filing in electronic format.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               T R FINANCIAL CORP.
                                  (Registrant)




Date:  May 10, 1996                          By:/s/ John M. Tsimbinos
                                                ---------------------
                                                    John M. Tsimbinos
                                                    Chairman of the Board and
                                                    Chief Executive Officer






Date:  May 10, 1996                          By:/s/ Dennis E. Henchy
                                               --------------------
                                                    Dennis E. Henchy
                                                    Executive Vice President
                                                    and Chief Financial Officer

                                  EXHIBIT INDEX


                                                                                                                Page
                                                                                                                ----
4.   Bylaws of Roosevelt Savings Bank, as amended..............................................................

11.  Statement re:  Computation of Per Share Earnings..........................................................

27.  Financial Data Schedule (submitted only with filing in electronic format).................................