Form 10-Q
period 1996-06-30
TR FINANCIAL CORP
filed 1996-08-14
CIK 898447

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

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

                           Yes  X                          No
                              -----                          -----

         As of August 8, 1996, there were 8,955,305 shares of the Registrant's common stock outstanding.

                                    FORM 10-Q
                               T R FINANCIAL CORP.
                                      INDEX



                                                                     Page
PART I - FINANCIAL INFORMATION                                       Number
- ------------------------------                                       ------

ITEM 1.       Financial Statements - Unaudited

              Consolidated Statements of Financial
               Condition at June 30, 1996 and
               December 31, 1995                                      3

              Consolidated Statements of Income for
               the three and six months ended
               June 30, 1996 and 1995                                 4

              Consolidated Statement of Stockholders'
               Equity for the six months ended
               June 30, 1996                                          5

              Consolidated Statements of Cash Flows for
               the six months ended June 30, 1996
               and 1995                                               6

              Notes to Unaudited Consolidated
               Financial Statements                                   7-12

ITEM 2.       Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                           13-21

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.       Legal Proceedings                                       22

ITEM 2.       Changes in Securities                                   22

ITEM 3.       Defaults Upon Senior Securities                         22

ITEM 4.       Submission of Matters to a Vote of
               Security Holder                                        22

ITEM 5.       Other Information                                       22

ITEM 6.       Exhibits and Reports on Form 8-K                        22

Signature Page                                                        23

                      T R FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     June 30,         December 31,
ASSETS                                                                                 1996               1995
- ------                                                                             -------------     --------------
Cash and cash equivalents                                                                $26,290            $21,204
Trading account securities                                                                 2,952                 --
Securities available for sale:
    Bonds and equities                                                                   291,935            304,154

    Mortgage-backed securities                                                           148,406            226,842
                                                                                      ----------         ----------
    Total securities available for sale                                                  440,341            530,996
                                                                                      ----------         ----------
Securities held to maturity, net (estimated market value of $925,687 and
   $880,197 at June 30, 1996 and December 31, 1995, respectively):
    Bonds                                                                                 57,588             98,792
    Mortgage-backed securities                                                           873,135            756,831
                                                                                      ----------         ----------
    Total securities held to maturity, net                                               930,723            855,623
                                                                                      ----------         ----------
Loans, net of deferred income                                                          1,596,868          1,423,574
Allowance for possible loan losses                                                       (14,152)          (13,267)
                                                                                      ----------         ---------
  Net loans                                                                            1,582,716          1,410,307
                                                                                      ----------         ----------
Other real estate owned, net                                                               4,691              6,547
Banking house and equipment, net                                                          11,634             11,877
Accrued interest receivable                                                               20,721             20,223
Federal Home Loan Bank stock, at cost                                                     32,628             33,603
Deferred tax asset, net                                                                    8,132              4,410
Other assets                                                                              12,630              9,833
                                                                                      ----------         ----------
  Total Assets                                                                        $3,073,458         $2,904,623
                                                                                      ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Due to depositors                                                                     $2,165,974         $2,038,341
Borrowed funds                                                                           652,550            594,563
Mortgagors' escrow deposits                                                               17,076             16,852
Accounts payable and accrued expenses                                                      8,131             12,987
Official checks outstanding                                                               17,969             25,102
Accrued taxes payable                                                                      2,698              3,095
Other liabilities                                                                         18,131             13,999
                                                                                      ----------         ----------
  Total liabilities                                                                    2,882,529          2,704,939
                                                                                      ----------          ---------

Commitments and contingencies                                                                 --                --
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued                   --                --
  Common stock, $.01 par value, 30,000,000 shares authorized;
     11,362,000 shares issued; 8,915,189 shares and 9,480,557 shares outstanding
     at June 30, 1996 and December 31, 1995, respectively                                   114                 114
  Additional paid-in-capital                                                             102,576            101,063
  Retained earnings, partially restricted                                                144,895            133,111
  Net unrealized appreciation (depreciation)
   in certain securities, net of tax                                                     (3,379)              4,230
  Less:Unallocated common stock held by ESOP                                             (6,206)            (6,763)
       Unearned common stock held by Bank's Recognition and Retention
         Plans and Trusts (RRP's)                                                          (424)              (907)
       Common stock held by Bank's Supplemental Executive Retirement
         Plan and Trust, at cost (38,321 shares and 25,110 shares at
         June 30, 1996 and December 31, 1995, respectively)                                (700)              (351)
       Treasury stock, at cost (2,446,811 shares and 1,881,443 shares
         at June 30, 1996 and December 31, 1995, respectively)                          (45,947)           (30,813)
                                                                                      ----------         ----------
    Total stockholders' equity                                                           190,929            199,684
                                                                                      ----------         ----------
    Total liabilities and stockholders' equity                                        $3,073,458         $2,904,623
                                                                                      ==========         ==========

     See accompanying notes to unaudited consolidated financial statements.

                      T R FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                     For the                              For the
                                                               three months ended                    six months ended
                                                                    JUNE 30,                             JUNE 30,
                                                      ------------------------------------   ---------------------------
                                                           1996                1995               1996              1995
                                                      ---------------   ------------------   --------------   ----------
                                                                      (in thousands, except per share amounts)
Interest income:
  Mortgage loans                                      $ 27,732          $ 22,213             $ 53,800         $ 43,826
  Mortgage-backed securities                            18,972            15,659               37,344           29,140
  Bonds, equities and other investments                  5,617             8,832               11,883           17,764
  Other loans                                            1,599             1,190                3,051            2,152
                                                      --------          --------             --------         --------
    Total interest income                               53,920            47,894              106,078           92,882
                                                      --------          --------             --------         --------

Interest expense:
  Deposits                                              24,379            22,358               48,390           42,212
  Borrowed funds                                         8,969             8,317               17,538           16,692
                                                      --------          --------             --------         --------
    Total interest expense                              33,348            30,675               65,928           58,904
                                                      --------          --------             --------         --------
Net interest income before provision
  for possible loan losses                              20,572            17,219               40,150           33,978
Provision for possible loan losses                         500               950                1,000            1,550
                                                      --------          --------             --------         --------

Net interest income after provision
  for possible loan losses                              20,072            16,269               39,150           32,428
                                                      --------          --------             --------         --------

Non-Interest income:
  Loan fees and other charges, net                       1,544             1,360                2,991            2,636
  Net gain on sales of securities                        2,004             2,285                4,759            2,183
  Gain on sales of whole loans                               2                15                    3               15
  Other income                                             258               365                  675              747
                                                      --------          --------             --------         --------
Total non-interest income                                3,808             4,025                8,428            5,581
                                                      --------          --------             --------         --------

Non-Interest expense:
  Salaries and employee benefits                         6,178             5,751               12,504           11,514
  Occupancy and equipment expense                        1,196             1,067                2,493            2,129
  Marketing expense                                        603               649                1,271            1,435
  Other real estate owned expense                          292               653                  661              990
  FDIC assessment                                           --               923                    1            1,847
  Other operating expense                                2,611             2,721                4,762            4,599
                                                      --------          --------             --------         --------
Total non-interest expense                              10,880            11,764               21,692           22,514
                                                      --------          --------             --------         --------
Income before provision for income taxes                13,000             8,530               25,886           15,495

Provision for income taxes                               5,786             3,782               11,488            6,856
                                                      --------          --------             --------         --------

Net income                                            $  7,214          $  4,748             $ 14,398         $  8,639
                                                      ========          ========             ========         ========

Net income per common and common
  equivalent share                                    $   0.82          $   0.50             $   1.62         $   0.90
                                                      ========          ========             ========         ========


     See accompanying notes to unaudited consolidated financial statements.

                      T R FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                 For the
                                                                                            six months ended
                                                                                              June 30, 1996
                                                                                      ----------------------------
                                                                                      (in thousands except share
                                                                                         and per share amounts)
Common Stock (Par Value)
- ------------------------
Balance at beginning and end of period.............................................           $      114
                                                                                              ----------

Additional Paid-in Capital
- --------------------------
Balance at beginning of period.....................................................              101,063
  Excess of ESOP compensation cost measured
   using fair value of stock over its related cost.................................                1,046
  Increase in common stock held by Supplemental
   Executive Retirement Plan and Trust.............................................                  349
Tax benefit attributable to vested RRP shares......................................                  118
                                                                                              ----------
Balance at end of period...........................................................              102,576
                                                                                              ----------

Retained Earnings, Partially Restricted
- ---------------------------------------
Balance at beginning of period.....................................................              133,111
  Net income.......................................................................               14,398
  Cash dividends declared ($0.30 per share)                                                       (2,467)
  Loss on reissuances of treasury stock (39,632 shares)............................                 (147)
                                                                                              -----------
Balance at end of period...........................................................              144,895
                                                                                              -----------

Unallocated/Unearned Common Stock Held by Stock Plans
- -----------------------------------------------------
Balance at beginning of period.....................................................               (7,670)
  Amortization relating to allocation of ESOP stock and
    earned portion of RRP..........................................................                1,040
                                                                                              -----------
Balance at end of period...........................................................               (6,630)
                                                                                              -----------

Common Stock Held by Supplemental Executive
- -------------------------------------------
Retirement Plan and Trust
- -------------------------
Balance at beginning of period.....................................................                 (351)
  Increase in carrying value of common stock held..................................                 (349)
                                                                                              -----------
Balance at end of period...........................................................                 (700)
                                                                                              -----------

Unrealized Appreciation (Depreciation) in certain
- -------------------------------------------------
Securities, net of tax
- ----------------------
Balance at beginning of period.....................................................                4,230
  Decrease in net unrealized appreciation in certain securities, net of tax........               (7,609)
                                                                                              -----------
Balance at end of period...........................................................               (3,379)
                                                                                              -----------

Treasury Stock
- --------------
Balance at beginning of period.....................................................              (30,813)
  Treasury stock purchased, at cost (605,000 shares)...............................              (15,637)
  Exercise of stock options (39,632 shares)........................................                  503
                                                                                              -----------
Balance at end of period...........................................................              (45,947)
                                                                                              -----------

Total stockholders' equity.........................................................           $  190,929
                                                                                              ===========


     See accompanying notes to unaudited consolidated financial statements.

                      T R FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                                                          For the six months ended June 30,
                                                                                            1996                     1995
                                                                                          -----------             ----------
                                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................................             $  14,398                  $   8,639
  Adjustments to reconcile net income to net cash provided (used)
    by operating activities:
    Provision for possible loan losses ......................................                 1,000                      1,550
    Provision for possible other real estate owned losses ...................                    82                        255
    Depreciation of banking house and equipment .............................                   791                        688
    Net gain on calls of securities held to maturity ........................                   (30)                        --
    Net gain on sales of securities .........................................                (4,776)                    (2,169)
    Gain on sales of whole loans ............................................                    (3)                       (15)
    Net gain on sale of other real estate owned .............................                   (74)                      (313)
    Net deferred loan origination costs .....................................                   278                        221
    Accretion of unearned discounts, net of amortization of premiums ........                   694                        312
    Income taxes deferred or credited to equity .............................                   118                        404
    Amortization relating to allocation and earned portions of stock plans ..                 2,086                      1,618
  Increase/decrease in:
    Trading account securities ..............................................                (2,952)                        --
    Accrued interest receivable .............................................                  (498)                    (1,288)
    Accounts payable and accrued expenses ...................................                (4,856)                      (981)
    Official checks outstanding .............................................                (7,133)                   (10,540)
    Other assets ............................................................                  (539)                    (3,720)
    Accrued taxes payable ...................................................                  (397)                       280
    Other liabilities .......................................................                 4,132                      3,681
                                                                                          ---------                  ---------
       Net cash provided (used) by operating activities .....................                 2,321                     (1,378)
                                                                                          ---------                  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for the purchase of:
    Securities held to maturity and FHLB Capital Stock ......................              (203,656)                  (240,321)
    Securities available for sale ...........................................              (221,491)                  (166,196)
    Banking house and equipment .............................................                  (548)                    (1,191)
  Proceeds from:
    Redemption of FHLB Capital Stock and calls of held to maturity securities                17,051                     12,000
    Sales of securities available for sale ..................................               267,121                    173,672
    Repayments on securities ................................................               148,028                    177,562
    Sales of whole loans ....................................................                   550                      1,234
    Principal collected on real estate loans ................................                74,571                     43,061
    Sales of other real estate owned ........................................                 6,087                      8,671
    Principal collected on other loans ......................................                10,027                      7,125
  Real estate loans originated and purchased ................................              (233,378)                  (110,254)
  Other loans originated and purchased ......................................               (29,693)                   (24,590)
                                                                                          ---------                  ---------
      Net cash used in investing activities .................................              (165,331)                  (119,227)
                                                                                          ---------                  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Interest credited to deposits .............................................                48,390                     32,234
  Net deposits in savings accounts, certificate of deposit accounts,
    money market accounts and checking accounts .............................                79,243                    178,518
  Net deposits to escrow accounts ...........................................                   224                        353
  Net proceeds from (repayments of) short-term borrowed funds ...............                53,000                    (57,500)
  Repayments of long-term borrowed funds ....................................               (33,913)                   (48,256)
  Proceeds from long-term borrowed funds ....................................                38,900                     40,119
  Net proceeds from exercise of stock options ...............................                   356                        810
  Purchase of treasury stock ................................................               (15,637)                    (6,947)
  Cash dividends paid .......................................................                (2,467)                    (1,380)
                                                                                          ---------                  ---------
     Net cash provided by financing activities ..............................               168,096                    137,951
                                                                                          ---------                  ---------
  Net increase in cash and cash equivalents .................................                 5,086                     17,346
  Cash and cash equivalents at beginning of period ..........................                21,204                     39,818
                                                                                          ---------                  ---------
  Cash and cash equivalents at end of period ................................             $  26,290                  $  57,164
                                                                                          =========                  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes ................................................             $  11,718                  $   6,204
                                                                                          =========                  =========
  Cash paid for interest on deposits and borrowed funds .....................             $  27,189                  $  27,516
                                                                                          =========                  =========
  Non-cash investing activities:
    Additions to other real estate owned, net ...............................             $   4,239                  $  13,581
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

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

2.       EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. For the three and six months ended June 30, 1996, the weighted average number of shares of common stock and common stock equivalents outstanding was 8,809,224 (9,482,977 for the equivalent period in 1995) and 8,894,760 (9,562,147 for the equivalent period in 1995), respectively. For the three and six months ended June 30, 1996 such shares have been reduced, in accordance with the provisions of Statement of Position 93-6, by the weighted average number of unallocated shares of common stock held by the Company's Employee Stock Ownership Plan ("ESOP") of 703,349 (835,933 for the equivalent period in 1995) and 719,258 (851,842 for the equivalent period in 1995), respectively.

3.       DEBT AND EQUITY SECURITIES

The following tables set forth certain information regarding amortized cost, estimated fair values and gross unrealized gains and losses on debt and equity securities of the Company at June 30, 1996 and December 31, 1995, respectively.


                                                                                JUNE 30, 1996
                                             ---------------------------------------------------------------------------------
                                                    Amortized                 Estimated                 GROSS UNREALIZED
                                                      COST                   FAIR VALUE              GAINS              LOSSES
                                                    ---------                ----------              -----              ------
Available for Sale:
 Bonds and equities:
   United States Government
    obligations                                     $184,062                 $182,890                $    281           ($ 1,453)
   Federal agency obligations                         89,061                   87,383                     123             (1,801)
   Public utility bonds                                  489                      473                      --                (16)
   Industrial, financial corporation
    and other bonds                                    5,091                    5,203                     112                 --
   Common and preferred stocks                        14,936                   15,986                   1,199               (149)
                                                    --------                 --------                --------           --------
    Total bonds and equities                         293,639                  291,935                   1,715             (3,419)
                                                    --------                 --------                --------           --------
 Mortgage-backed securities:
   FNMA, net (1)                                      34,541                   34,702                     491               (330)
   GNMA, net                                          83,066                   83,438                     751               (379)
   FHLMC, net (1)                                     29,997                   30,266                     508               (239)
                                                    --------                 --------                --------           --------
    Total mortgage-backed securities                 147,604                  148,406                   1,750               (948)
                                                    --------                 --------                --------           --------
      Total available for sale                      $441,243                 $440,341                $  3,465           ($ 4,367)
                                                    ========                 ========                ========           ========

Held to Maturity, Net:
  Bonds:
   Federal agency obligations                       $  6,000                 $  5,895                $     --           ($   105)
   Public utility bonds                                1,001                      957                      --                (44)
   Municipal bonds                                     7,867                    7,980                     131                (18)
   Industrial, financial corporation
    and other bonds                                   42,720                   42,731                     221               (210)
                                                    --------                 --------                --------           --------
    Total bonds                                       57,588                   57,563                     352               (377)
                                                    --------                 --------                --------           --------
  Mortgage-backed securities:
   FNMA, net(2)                                      103,700                  100,197                     157             (3,660)
   GNMA, net                                         662,078                  663,675                   9,802             (8,205)
   FHLMC, net (2)                                    104,452                  101,183                     640             (3,909)
   CMOs, net (2)                                       2,905                    3,069                     164                 --
                                                    --------                 --------                --------           --------
    Total mortgage-backed securities                 873,135                  868,124                  10,763            (15,774)
                                                    --------                 --------                --------           --------
      Total held to maturity, net                   $930,723                 $925,687                $ 11,115           ($16,151)
                                                    ========                 ========                ========           ========


(1) Includes securities which were transferred on December 15, 1995 from held to maturity to available for sale after having been previously transferred on March 31, 1995 from available for sale to held to maturity. As of June 30, 1996 the amortized cost of these securities was reduced by $1,799,000 of gross unrealized losses existing as of March 31, 1995, adjusted for subsequent accretion and sales of these securities.

(2) Includes securities which were transferred on March 31, 1995 from available for sale to held to maturity. As of June 30, 1996 the amortized cost of these securities was reduced by $3,332,000 of gross unrealized losses existing as of March 31, 1995, adjusted for subsequent accretion.

                                                                            DECEMBER 31, 1995
                                            --------------------------------------------------------------------------------
                                                    Amortized                 Estimated                    GROSS UNREALIZED
                                                      COST                   FAIR VALUE              GAINS              LOSSES
                                                    ---------                ----------              -----              ------
Available for Sale:
 Bonds and equities:
   United States Government obligations             $178,699                 $182,584                $  4,088           ($   203)
   Federal agency obligations                         82,318                   83,139                     956               (135)
   Public utility bonds                                  804                      795                       7                (16)
   Industrial, financial corporation
    and other bonds                                   26,420                   27,289                     869                 --
   Common and preferred stocks                         9,067                   10,347                   1,322                (42)
                                                    --------                 --------                --------           --------
       Total bonds and equities                      297,308                  304,154                   7,242               (396)
                                                    --------                 --------                --------           --------
 Mortgage-backed securities:
   FNMA, net (1)                                      48,717                   50,379                   1,750                (88)
   GNMA, net                                         125,056                  128,569                   3,575                (62)
   FHLMC, net (1)                                     37,546                   39,343                   1,841                (44)
   CMOs, net (1)                                       8,235                    8,551                     316                 --
                                                    --------                 --------                --------           --------
    Total mortgage-backed securities                 219,554                  226,842                   7,482               (194)
                                                    --------                 --------                --------           --------
      Total available for sale                      $516,862                 $530,996                $ 14,724           ($   590)
                                                    ========                 ========                ========           ========

Held to Maturity, Net:
  Bonds:
   Federal agency obligations                       $ 14,424                 $ 14,432                $     24           ($    16)
   Public utility bonds                                1,050                    1,021                       1                (30)
   Municipal bonds                                     7,962                    8,208                     258                (12)
   Industrial, financial corporation
     and other bonds                                  75,131                   75,048                     378               (461)
   Canadian Bonds                                        225                      243                      18                 --
                                                    --------                 --------                --------           --------
    Total bonds                                       98,792                   98,952                     679               (519)
                                                    --------                 --------                --------           --------
  Mortgage-backed securities:
   FNMA, net(2)                                      109,281                  109,210                     664               (735)
   GNMA, net                                         533,301                  553,292                  20,595               (604)
   FHLMC, net (2)                                    111,347                  115,630                   4,450               (167)
   CMOs, net (2)                                       2,902                    3,113                     211                 --
                                                    --------                 --------                --------           --------
    Total mortgage-backed securities                 756,831                  781,245                  25,920             (1,506)
                                                    --------                 --------                --------           --------
      Total held to maturity, net                   $855,623                 $880,197                $ 26,599           $  2,025
                                                    ========                 ========                ========           ========


(1) Includes in the aggregate $48,462,000 of securities which were transferred on December 15, 1995 from held to maturity to available for sale after having been previously transferred on March 31, 1995 from available for sale to held to maturity. As of December 31, 1995 the amortized cost of these securities was reduced by $2,873,000 of gross unrealized losses existing as of March 31, 1995 and adjusted for subsequent accretion.

(2) Includes in the aggregate $97,948,000 of securities which were transferred on March 31, 1995 from available for sale to held to maturity. As of December 31, 1995 the amortized cost of these securities was reduced by $3,706,000 of gross unrealized losses existing as of March 31, 1995 and adjusted for subsequent accretion.

4.       EMPLOYEE STOCK OWNERSHIP PLAN

The Company recognizes compensation expense attributable to its ESOP ratably over the year based upon the estimated number of ESOP shares to be allocated each December 31st. The amount of compensation expense recorded is equal to the estimate of shares to be allocated by the ESOP multiplied by the average fair value of the underlying shares during the period. For the three months ended June 30, 1996 and 1995, compensation expense attributable to the ESOP was $818,000 and $580,000, respectively. The average fair value of the underlying shares for the three months ended June 30, 1996 and 1995 was $26.46 and $17.59, respectively. For the six months ended June 30, 1996 and 1995, compensation expense attributable to the ESOP was $1,604,000 and $1,065,000, respectively. The average fair value of the underlying shares for the six months ended June 30, 1996 and 1995 was $25.93 and $16.15, respectively.

5.       STOCKHOLDERS' EQUITY

During the three months ended June 30, 1996, the Company repurchased 40,000 shares of its common stock at an aggregate cost of $1,055,000. For the six months ended June 30, 1996, a total of 605,000 shares have been repurchased at an aggregate cost of $15,637,000.

During the six months ended June 30, 1996, dividends totaling $2,467,000 were paid, representing two declarations of $0.14 per common share (or $1,155,000 paid on March 1, 1996) and $0.16 per common share (or $1,312,000 paid on June 3,
1996).

6.       CONTINGENCIES

On February 6, 1995, the Superintendent of Banks of the State of New York (the "Superintendent") took possession of Nationar, a check-clearing and trust company, freezing all of its assets. The Bank used Nationar for certain depository and collection services and maintained deposit balances with Nationar in connection therewith.

The Bank filed claims against Nationar in accordance with the procedures established under the Banking Law of the State of New York, and all but $11,789 of the Bank's deposit claims were accepted by the Superintendent and approved by the court.

The Superintendent obtained judicial approval to pay in full the accepted claims for which priority of payment had been established and to make an initial partial payment of 40% of the amount of accepted nonpriority claims. On or about June 27, 1996 the Superintendent forwarded such payments to claimants, including the Bank.

On July 17, 1996, the Superintendent issued a fifth interim status report with respect to Nationar (the "Fifth Report"). The Fifth Report included an unaudited statement of net assets and liabilities of Nationar as of June 30, 1996, which showed total assets of $78,147,000 (of which $74,724,000 represents cash and cash equivalents) and total liabilities of $80,619,000 (including $12,000,000 of reserves for rejected claims, operating expenses and expenses of administration). The unaudited statement of net assets and liabilities in the Fifth Report suggests that claimants with accepted nonpriority claims may receive payment in excess of the approximately 90% of such claims that had been previously estimated, subject to a number of factors yet to be resolved, including the results of the claims reconciliation process, litigation over rejected claims and resolutions of objections to claims and the court's determinations regarding the priority of claims. The Fifth Report also states that the Superintendent expects to request, before the end of 1996, the court's approval to make a second dividend payment.

As of June 30, 1996, the Bank had a remaining unpaid balance of its accepted claims in the amount of $2,696,000 against which it maintains a $1,100,000 reserve. None of the Bank's claims, however, have been given any priority of payment. While it is still not clear what percentage of its claims may ultimately be recovered, the Bank believes that, based upon the Fifth Report, a substantial portion of its remaining accepted deposit claims will be paid from the Nationar estate and that it has reserved for the potential losses on the recovery of its deposit and non-deposit claims.

The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

7.       RECENT DEVELOPMENTS

On July 19, 1996 the Board of Directors declared a cash dividend on the Company's outstanding common stock of $0.18 per common share to stockholders of record on August 15, 1996. The dividend is payable on September 3, 1996.

8.       REGULATORY MATTERS

The Bank is a member of the Bank Insurance Fund ("BIF") of the FDIC, and the deposits of the Bank are insured up to applicable limits of the law by the BIF. The FDIC also maintains the Savings Association Insurance Fund ("SAIF"), and, in general, the deposits of federal and state savings associations and federal savings banks ("thrifts") are insured up to applicable limits of the law by the SAIF. Applicable law requires that the BIF and SAIF be recapitalized to a ratio of 1.25% of reserves to deposits. The BIF achieved the 1.25% ratio in May 1995. Having determined that the BIF had sufficient reserves in excess of the 1.25% ratio, the FDIC adopted regulations under which "well capitalized" BIF-insured institutions without any significant supervisory concerns will pay deposit insurance assessments at the statutory minimum of $2,000 annually beginning with the first quarter of 1996. The BIF assessment rate for other institutions will range from 0.03% to 0.27% of deposits annually. The FDIC also reported that, under current law and reasonably optimistic financial projections, the SAIF was not expected to achieve the 1.25% ratio until 2001 and that SAIF-insured institutions will continue to pay assessments at rates ranging from a minimum of 0.23% to 0.31% of deposits. A potential consequence of the disparity in the assessment rates for the BIF and the SAIF is the transfer of deposits from SAIF-insured institutions to BIF-insured institutions, and any significant reduction in SAIFinsured deposits could result in SAIF assessments becoming inadequate to meet the obligations for payments on the bonds issued by the Financing Corporation ("FICO"), which was established in 1989 to finance the resolution of failed thrifts. In view of these factors, the federal banking regulators continue to seek a legislative solution for the recapitalization of the SAIF.

In the past, Congress has considered and adopted legislative proposals to recapitalize SAIF that would have also had the potential effect of increasing the assessment rates of BIF- insured institutions. However, to date none of these legislative proposals has been enacted into law. Under these proposals, the assessment base for the payments on the FICO bonds would be expanded to include the deposits of BIF-insured institutions. Another proposal provided that as long as the reserves of the BIF remained at 1.25% or higher, the BIF can assess regular insurance assessments only on those of its member institutions that had been found to have "moderately severe" or "unsatisfactory" financial, operational, or compliance concerns. At this time, the Company cannot predict whether any legislative proposal for the recapitalization of the SAIF will be adopted and what consequences any such legislation will have on BIF-insured institutions.

9.       LEGISLATION REGARDING TAX BAD DEBT RESERVES

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

Under the Small Business Job Protection Act of 1996 (the "1996 Act"), as passed by the House and Senate on August 2, 1996, section 593 of the Code would be amended, and the Bank, as a "large bank" (one with assets having an adjusted basis of more than $500 million), would be unable to make additions to its tax bad debt reserve, would be permitted to deduct bad debts only as they occur and would additionally be required to recapture (that is, take into taxable income) over a multi-year period, beginning with the Bank's taxable year beginning on January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the balance of such reserves as of December 31, 1987, or over a lesser period if the Bank's loan portfolio has decreased since December 31, 1987. However, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. It is anticipated that the President will sign the 1996 Act in the near future, in which case the Bank would incur additional federal tax liability. Management does not believe that this will materially impact the Bank's results of operations. The New York State tax law has been amended to prevent a similar recapture of the Bank's bad debt reserve, and to permit continued future use of the bad debt reserve methods, for purposes of determining the Bank's New York State tax liability. The Bank's officers and industry leaders continue to seek such amendments to the New York City tax law; however, the Company cannot predict whether such changes to New York City law will be adopted and, if so, in what form.

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

FINANCIAL CONDITION

         Total assets increased $168.8 million, or 5.8%, to $3.07 billion at June 30, 1996 from $2.90 billion at December 31, 1995, primarily as a result of management's continued strategy to leverage its capital position through asset growth. This growth was funded primarily by attracting new deposits and through increased utilization of overnight borrowings from the Federal Home Loan Bank of New York ("FHLB"). Of the increase in total assets, $172.4 million was attributable to an increase in net loans due primarily to the origination and purchase of residential real estate loans. This increase was partially offset by a $15.6 million net decrease in the available for sale and held to maturity securities portfolios.

         Securities available for sale decreased $90.7 million, or 17.1%, to $440.3 million at June 30, 1996 from $531.0 million at December 31, 1995 due principally to sales of securities totaling $267.1 million during the six months ended June 30, 1996, offset by purchases of $221.5 million. Securities held to maturity, net increased $75.1 million, or 8.8%, to $930.7 million at June 30, 1996 from $855.6 million at December 31, 1995. These changes in securities portfolios reflect the effects of securities purchases, securities repayments and maturities, and in the case of the available for sale securities portfolio also reflects the effects of securities sales and changes in the estimated fair values of the securities.

         Total deposits increased $127.6 million, or 6.3%, to $2.17 billion at June 30, 1996, from $2.04 billion at December 31, 1995. This increase was primarily attributable to the promotion of certain deposit products and successful marketing efforts for the Bank's competitively priced deposit products. Borrowed funds increased $58.0 million, or 9.8%,to $652.6 million at June 30, 1996 from $594.6 million at December 31, 1995. This increase in borrowings is primarily attributable to a $53.0 million increase in overnight borrowings from the FHLB at June 30, 1996 as compared to December 31, 1995.

         Stockholders' equity amounted to $190.9 million at June 30, 1996, or 6.2% of total assets, as compared to $199.7 million at December 31, 1995, or 6.9% of total assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, stockholders' equity at June 30, 1996 and December 31, 1995 includes net unrealized appreciation (depreciation) in certain securities, net of tax, of $3.4 million of depreciation, and $4.2 million of appreciation, respectively. The change in unrealized appreciation (depreciation) in certain securities from December 31, 1995 to June 30, 1996 resulted primarily from increases in market interest rates during the six months ended June 30, 1996, which lowered the estimated fair value of fixed rate debt securities and, to a lesser extent, from the realization of net gains from sales of securities. In addition, during the six months ended June 30, 1996, the Company continued its stock buyback program. See "Liquidity and Capital Resources."

         The Bank's leverage capital ratio decreased from 6.27% at December 31, 1995 to 6.06% at June 30, 1996 due to the increase in the Bank's quarterly average assets, which was partially offset by an increase in the Bank's regulatory capital. The Bank's risk-based capital ratio of 16.79% at June 30, 1996 represents a 14 basis point decrease as compared to that ratio at December 31,
1995.   These capital ratios are well in excess of Federal Deposit Insurance
Corporation ("FDIC") capital requirements. See "Liquidity and Capital Resources - Regulatory Capital Position."

         Non-performing assets decreased $9.3 million to $15.9 million at June 30, 1996, from $25.2 million at December 31, 1995. The ratio of non-performing assets to total assets decreased to 0.52% at June 30, 1996 from 0.87% at December 31, 1995. Other real estate owned, net decreased $1.9 million to $4.7 million at June 30, 1996 from $6.5 million at December 31, 1995. Non-performing loans decreased to $11.2 million at June 30, 1996 as compared to $18.7 million at December 31, 1995 primarily due to a $7.5 million reduction in non-accrual loans. The ratio of non-performing loans to total loans decreased to 0.70% at June 30, 1996 as compared to 1.31% at December 31, 1995.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

         The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three and six months ended June 30, 1996 and 1995, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily balances. Average balances and yields include non-accrual loans.

                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      ---------------------------
                                                         1996                                             1995
                                        ------------------------------------------    ----------------------------------------
                                                                        Average                                          Average
                                          Average                        Yield/         Average                           Yield/
                                          BALANCE        INTEREST        COST           BALANCE           INTEREST        COST
                                          -------        --------        ----           -------           --------        ----
                                                                      (dollars in thousands)
ASSETS
Earning Assets:
  Mortgage Loans, Net                     $ 1,466,258    $  27,732       7.57%          $ 1,167,879       $  22,213        7.61%
  Other Loans                                  77,687        1,599       8.23                54,337           1,190        8.76
  Mortgage-Backed Securities                1,014,317       18,972       7.48               820,114          15,659        7.64
  Short-Term Securities                            --           --         --                 9,132             131        5.74
  Securities                                  391,044        5,617       5.75               573,608           8,701        6.07
                                          -----------    ---------                      -----------       ---------

Total Earning Assets                        2,949,306       53,920       7.31             2,625,070          47,894        7.30
                                                         ---------                                        ---------

Non-Earning Assets                             69,807                                        72,653
                                          -----------                                   -----------

Total Assets                              $ 3,019,113                                   $ 2,697,723
                                          ===========                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
  Deposits:
    Passbook Accounts                     $   535,112    $   3,581       2.68%          $   494,543       $   3,246        2.63%
    Now Accounts                               13,283          121       3.64                54,580             454        3.33
    Money Market Accounts                     110,719          709       2.56                55,565             449        3.23
    Certificate of Deposit Accounts         1,432,540       19,968       5.58             1,231,189          18,209        5.92
                                          -----------    ---------                      -----------       ---------
Total Interest-Bearing Deposits             2,091,654       24,379       4.66             1,835,877          22,358        4.87
Borrowings                                    631,696        8,969       5.68               584,728           8,317        5.69
                                          -----------    ---------                      -----------       ---------

Total Interest-Bearing Liabilities          2,723,350       33,348       4.90             2,420,605          30,675        5.07
                                                         ---------                                        ---------
Other Liabilities                             106,256                                        89,658
                                          -----------                                   -----------

  Total Liabilities                         2,829,606                                     2,510,263

Stockholders' Equity                          189,507                                       187,460
                                          -----------                                   -----------

Total Liabilities and Stockholders'
  Equity                                  $ 3,019,113                                   $ 2,697,723
                                          ===========                                   ===========

Net Interest Income/Interest Rate Spread                 $  20,572       2.41%                            $  17,219        2.23%
                                                         =========       =====                            =========        =====
Net Earning Assets/Net Interest Margin    $   225,956                    2.79%          $   204,465                        2.62%
                                          ===========                    =====          ===========                        =====
Ratio of Earning Assets to
  Interest-Bearing Liabilities                                           1.08x                                             1.08x

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------
                                                         1996                                         1995
                                        -------------------------------------------   --------------------------------------------
                                                                         Average                                         Average
                                          Average                        Yield/         Average                           Yield/
                                          BALANCE        INTEREST        COST           BALANCE           INTEREST        COST
                                          -------        --------        ----           -------           --------        ----
                                                                    (dollars in thousands)
ASSETS
Earning Assets:
  Mortgage Loans, Net                     $ 1,419,651    $   53,800      7.58%          $ 1,157,178       $  43,826       7.57%
  Other Loans                                  73,512         3,051      8.30                49,791           2,152       8.64
  Mortgage-Backed Securities                  997,219        37,344      7.49               769,341          29,140       7.58
  Short-Term Securities                         8,423           223      5.30                 5,077             145       5.71
  Securities                                  398,119        11,660      5.86               594,103          17,619       5.93
                                          -----------    ----------                     -----------       ---------

Total Earning Assets                        2,896,924       106,078      7.32             2,575,490          92,882       7.21
                                                         ----------                                       ---------

Non-Earning Assets                             72,317                                        70,636
                                          -----------                                   -----------

Total Assets                              $ 2,969,241                                   $ 2,646,126
                                          ===========                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
  Deposits:
    Passbook Accounts                     $   529,877    $    7,059      2.66%          $   488,180       $   6,117       2.51%
==
    Now Accounts                               38,562           594      3.08                53,091             848       3.19
    Money Market Accounts                      89,538         1,200      2.68                50,884             739       2.90
    Certificate of Deposit Accounts         1,400,401        39,537      5.65             1,190,621          34,508       5.80
                                          -----------    ----------                     -----------       ---------
Total Interest-Bearing Deposits             2,058,378        48,390      4.70             1,782,776          42,212       4.74
Borrowings                                    617,355        17,538      5.68               590,072          16,692       5.66
                                          -----------    ----------                     -----------       ---------

Total Interest-Bearing Liabilities          2,675,733        65,928      4.93             2,372,848          58,904       4.96
                                                         ----------                                       ---------
Other Liabilities                             103,480                                        89,221
                                          -----------                                   -----------

  Total Liabilities                         2,779,213                                     2,462,069

Stockholders' Equity                          190,028                                       184,056
                                          -----------                                   -----------

Total Liabilities and Stockholders'
  Equity                                  $ 2,969,241                                   $ 2,646,125
                                          ===========                                   ===========

Net Interest Income/Interest Rate Spread                 $   40,150      2.39%                            $  33,978       2.25%
                                                         ==========      =====                            =========       =====
Net Earning Assets/Net Interest Margin    $   221,191                    2.77%          $   202,642                       2.64%
                                          ===========                    =====          ===========                       =====
Ratio of Earning Assets to
  Interest-Bearing Liabilities                                           1.08x                                            1.09x

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND
1995.

         GENERAL. The Company's net income for the three months ended June 30, 1996 increased $2.5 million to $7.2 million from $4.7 million for the same period in 1995.

         INTEREST INCOME. Interest income increased by $6.0 million, or 12.6%, to $53.9 million for the three months ended June 30, 1996, from $47.9 million for the same period in 1995, due to an increase in the average earning assets during the period and a slight increase in the average yield on earning assets. Average earning assets increased $324.2 million to $2.95 billion for the three months ended June 30, 1996, from $2.63 billion for the same period in 1995, reflecting the Company's strategy to leverage its capital position through asset growth. Of the increase in average earning assets, $298.4 million was attributable to growth in mortgage-loans, net, $194.2 million was attributable to growth in mortgage-backed securities and $23.4 million was attributable to growth in other loans. Offsetting the increases in average mortgage loans, mortgage-backed securities, and other loans was a $191.7 million decrease in the average balance of securities, including short-term securities. The average yield on earning assets increased to 7.31% for the three months ended June 30, 1996 from 7.30% for the same period in 1995, due primarily to a change in the mix of earning assets away from lower yielding shorter-term securities and into higher yielding longer-term mortgage loans and mortgage-backed securities.

         INTEREST EXPENSE. Interest expense increased by $2.7 million, or 8.7%, to $33.3 million for the three months ended June 30, 1996, from $30.7 million for the same period in 1995, due primarily to a $255.8 million increase in average interest-bearing deposits which was partially offset by a 21 basis point decrease in the average rate paid on interest-bearing deposit accounts. In addition, average borrowings increased $47.0 million to $632.0 million for the three months ended June 30, 1996 as compared to the same period in 1995 while the average cost of the borrowings decreased 1 basis point to 5.68% over this same period. The average rate paid on interest-bearing liabilities decreased to 4.90% for the three months ended June 30, 1996 from 5.07% for the same period in 1995. The average balance of interest-bearing liabilities increased $302.7 million for the three months ended June 30, 1996, to $2.72 billion from $2.42 billion for the same period in 1995.

         NET INTEREST INCOME. Net interest income before provision for possible loan losses increased $3.4 million, or 19.5%, to $20.6 million for the three months ended June 30, 1996, from $17.2 million for the same period in 1995. This increase is the result, in part, of a $324.2 million increase in the average balance of earning assets to $2.95 billion, offset by a $302.7 million increase in the average balance of interest-bearing liabilities to $2.72 billion for the three months ended June 30, 1996, as compared to the comparable prior year period. Net interest income was also affected by an increase in the average net interest rate spread to 2.41% for the three months ended June 30, 1996 from 2.23% for the same period in 1995. The Company's net interest rate spread at June 30, 1996 represented a 3 basis point increase as compared to the three months ended March 31, 1996. These increases in the net interest rate spread were primarly attributable to decreases in rates paid during the respective periods. See "Management's Discussion and Analysis of Financial Condition - Interest Rate Sensitivity" appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

         PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses decreased $450 thousand, or 47.4% to $500 thousand for the three months ended June 30, 1996 from $950 thousand for the same period in 1995. The decrease resulted from management's assessment of the loan portfolio, the level of the Bank's allowance for possible loan losses and its assessment of the local economy and market conditions. For the three months ended June 30, 1996 and 1995, loan charge-offs net of recoveries aggregated $88 thousand and $615 thousand, respectively. At June 30, 1996 and December 31, 1995, the allowance for possible loan losses amounted to $14.2 million and $13.3 million, respectively, and the ratio of such allowance to non-performing loans was 125.97% at June 30, 1996 as compared to 70.94% at December 31, 1995. Although management believes its allowance for possible loan losses is adequate at June 30, 1996, if general economic conditions and real estate values deteriorate, the level of non-performing loans may increase and higher provisions for possible loan losses may be necessary, which would adversely affect future operating results.

         NON-INTEREST INCOME. Non-interest income decreased $217 thousand to $3.8 million for the three months ended June 30, 1996 from $4.0 million for the same period in 1995. This decrease was primarily attributable to a $281 thousand decrease in net gain on securities and a $107 thousand decrease in other income. These decreases, however, were partially offset by a $184 thousand increase in loan fees and other charges, net. For the three months ended June 30, 1996, the Company sold available for sale securities having an aggregate book value of $83.3 million, and recognized $2.0 million of net securities gains. The securities sold included $80.9 million of bonds and $2.4 million of equities. Respectively these securities were sold at net gains of $1.0 million each.

         NON-INTEREST EXPENSE. Non-interest expense decreased $884 thousand, or 7.5%, to $10.9 million for the three months ended June 30, 1996, compared to the same period in 1995. Of this decrease, salary and employee benefits expense increased $427 thousand, or 7.4%, due primarily to higher costs associated with certain stock based compensation plans and salary increases. Occupancy and equipment expense increased $129 thousand to $1.2 million for the three months ended June 30, 1996, due primarily to higher depreciation and building maintenance costs. Marketing expense decreased $46 thousand to $603 thousand for the three months ended June 30, 1996 as compared to the same period in 1995. Other real estate owned expense decreased $361 thousand to $292 thousand for the three months ended June 30, 1996 as compared to the same period in 1995. FDIC assessment decreased $923 thousand to zero for the three months ended June 30, 1996 as compared to $923 thousand for the same period in 1995 due to a decrease in Bank Insurance Fund ("BIF") assessment rates. For the Bank, such rates were $0.23 per $100 of insured deposits through June 1, 1995, at which time such rates decreased to $0.04 per $100 of insured deposits. Beginning January 1, 1996, the BIF assessment rate for the Bank was reduced to zero per $100 of insured deposits plus a $2 thousand annual fee. Other operating expense decreased $110 thousand, or 4.0% for the three months ended June 30, 1996 as compared to the same period during 1995.

         PROVISION FOR INCOME TAXES. Provision for income taxes increased $2.0 million to $5.8 million for the three months ended June 30, 1996 from $3.8 million during the same period in 1995, due to higher net earnings for the three months ended June 30, 1996 as compared to the same period for 1995.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995.

         GENERAL. The Company's net income for the six months ended June 30, 1996 increased $5.8 million to $14.4 million from $8.6 million for the same period in 1995.

         INTEREST INCOME. Interest income increased by $13.2 million, or 14.2%, to $106.1 million for the six months ended June 30, 1996, from $92.9 million for the same period in 1995, due to an increase in the average earning assets during the period and an increase in the average yield on earning assets. Average earning assets increased $321.4 million to $2.90 billion for the six months ended June 30, 1996, from $2.58 billion for the same period in 1995, reflecting the Company's strategy to leverage its capital position through asset growth. Of the increase in average earning assets, $262.5 million was attributable to growth in mortgage loans, $227.9 million was attributable to growth in mortgage-backed securities and $23.7 million was attributable to growth in other loans. Offsetting the increases in average mortgage loans, mortgage-backed securities, and other loans was a $196.0 million decrease in the average balance of securities. The average yield on earning assets increased to 7.32% for the six months ended June 30, 1996 from 7.21% for the same period in 1995, due primarily to a change in the mix of earning assets away from lower yielding shorter-term securities and into higher yielding longer-term mortgage loans and mortgage backed securities.

         INTEREST EXPENSE. Interest expense increased by $7.0 million, or 11.9%, to $65.9 million for the six months ended June 30, 1996, from $58.9 million for the same period in 1995, due primarily to a $275.6 million increase in average interest-bearing deposits which was partially offset by a 4 basis point decrease in the average rate paid on interest-bearing deposit accounts. In addition, average borrowings increased $27.3 million to $617.4 million for the six months ended June 30, 1996 as compared to the same period in 1995 while the average cost of the borrowings increased 2 basis points to 5.68% over this same period. The average rate paid on interest-bearing liabilities decreased to 4.93% for the six months ended June 30, 1996 from 4.96% for the same period in 1995. The average balance of interest-bearing liabilities increased $302.9 million for the six months ended June 30, 1996, to $2.68 billion from $2.37 billion for the same period in 1995.

         NET INTEREST INCOME. Net interest income before provision for possible loan losses increased $6.2 million, or 18.2%, to $40.2 million for the six months ended June 30, 1996, from $34.0 million for the same period in 1995. This increase is the result, in part, of a $321.4 million increase in the average balance of earning assets to $2.90 billion, offset by a $302.9 million increase in the average balance of interest-bearing liabilities to $2.68 billion for the six months ended June 30, 1996, as compared to the comparable prior year period. Net interest income was also affected by an increase in the average net interest rate spread to 2.39% for the six months ended June 30, 1996 from 2.25% for the same period in 1995. The increase in the net interest rate spread was primarily attributable to an increase in rates earned during the respective periods and the change in mix of earning assets discussed above. See "Management's Discussion and Analysis of Financial Condition - Interest Rate Sensitivity" appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

         PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses decreased $550 thousand or 35.5%, to $1.0 million for the six months ended June 30, 1996 from $1.6 million for the same period in 1995. The decrease resulted from management's assessment of the loan portfolio, the level of the Bank's allowance for possible loan losses and its assessment of the local economy and market conditions. For the six months ended June 30, 1996 and 1995, loan charge-offs net of recoveries aggregated $115 thousand and $1.2 million, respectively.

         NON-INTEREST INCOME. Non-interest income increased $2.8 million to $8.4 million for the six months ended June 30, 1996 from $5.6 million for the same period in 1995. This increase was primarily attributable to a $2.6 million increase in net gain on sales of securities and a $355 thousand increase in loan fees and other charges, net. These increases, however, were partially offset by a $72 thousand decrease in other income and a $12 thousand decrease in gain on sales of whole loans. For the six months ended June 30, 1996, the Company sold available for sale securities having an aggregate book value of $267.1 million, and recognized $4.8 million of net securities gains. The securities sold included $199.3 million of bonds, $63.6 in mortgage-backed securities and $4.2 million of equities. Respectively, these securities were sold at net gains of $2.4 million, $998 thousand and $1.4 million.

         NON-INTEREST EXPENSE. Non-interest expense decreased $822 thousand, or 3.7%, to $21.7 million for the six months ended June 30, 1996, compared to the same period in 1995. Of this increase, salary and employee benefits expense increased $990 thousand or 8.6%, due primarily to higher costs associated with certain stock based compensation plans and salary increases. Occupancy and equipment expense increased $364 thousand to $2.5 million for the six months ended June 30, 1996, due primarily to higher depreciation and building maintenance costs. Marketing expense decreased $164 thousand to $1.3 million for the six months ended June 30, 1996 as compared to the same period in 1995. Other real estate owned expense decreased $329 thousand to $661 thousand for the six months ended June 30, 1996 as compared to the same period in 1995. FDIC assessment decreased $1.8 million to $1 thousand for the six months ended June 30, 1996 as compared to the same period in 1995 due to a decrease in BIF assessment rates. For the Bank, such rates were $0.23 per $100 of insured deposits through June 1, 1995, at which time such rates decreased to $0.04 per $100 of insured deposits. Beginning January 1, 1996, the 1996 BIF assessment rate for the Bank was reduced to zero per $100 of insured deposits plus a $2 thousand annual fee. Other operating expense increased $163 thousand or 3.5% for the six months ended June 30, 1996 as compared to the same period during 1995.

         PROVISION FOR INCOME TAXES. Provision for income taxes increased $4.6 million to $11.5 million for the six months ended June 30, 1996 from $6.9 million during the same period in 1995, due to higher net earnings for the six months ended June 30, 1996 as compared to the same period for 1995.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. Following the completion of the Bank's conversion and T R Financial's stock offering, T R Financial's principal business was that of its subsidiary, the Bank. T R Financial initially invested $39.3 million of the net proceeds of the offering in short-term securities, corporate debt obligations, money market investments and mortgage-backed securities. T R Financial also has available dividend sources from the Bank to the extent such payments are permitted by law or regulation. T R Financial's liquidity is available to, among other things, support future expansion of operations or diversification into other banking related businesses, payment of dividends or repurchase of its common stock. During the six months ended June 30, 1996, T R Financial repurchased 605,000 shares of common stock at a total cost of $15.6 million. On April 16, 1996, the Board of Directors of T R Financial terminated the fifth stock repurchase program and authorized a sixth stock repurchase program for the repurchase of up to 10%, or 894,809 shares, of the common stock. As of June 30, 1996, 854,809 shares remained available for repurchase under this sixth stock repurchase program. On July 19, 1996, the Board of Directors declared a quarterly cash dividend of $0.18 per share to stockholders of record on August 15, 1996. This dividend is payable on September 3, 1996.

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

         REGULATORY CAPITAL POSITION. The Bank is subject to minimum regulatory requirements imposed by the Federal Deposit Insurance Corporation ("FDIC") which vary according to the institution's capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3.0% of total assets plus an additional 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of 8.0%. Although the minimum leverage capital ratio is 3%, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") stipulates that an institution with less than a 4.0% leverage capital ratio is deemed to be an "undercapitalized" institution and results in the imposition of regulatory restrictions. The Bank's capital ratios qualify it to be deemed "well capitalized" under FDICIA. In addition, the Company's capital ratios exceed the minimum regulatory capital requirements imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC. The following table sets forth the Bank's and T R Financial's capital positions under generally accepted accounting principles and their regulatory capital position at June 30, 1996:

                                                     BANK                                T R FINANCIAL (CONSOLIDATED)
                                    ----------------------------------------         -------------------------------------
                                                                 TOTAL                                           TOTAL
                                       LEVERAGE               RISK-BASED               LEVERAGE               RISK-BASED
                                        CAPITAL                 CAPITAL                 CAPITAL                 CAPITAL
                                    -------------           ---------------          -------------           -------------
                                                                    (dollars in thousands)

Capital position
  under GAAP..................       $    179,211            $    179,211            $    190,929            $    190,929

Net unrealized
  depreciation in
  certain securities,
  net of tax..................              3,207                   3,207                   3,379                   3,379

Allowance for
  possible loan losses........                 --                  14,152                      --                  14,152
                                     ------------            ------------            ------------            ------------

Regulatory capital
  position....................            182,418                 196,570                 194,308                 208,460

Minimum required
  regulatory capital
  (3% and 8%,
  respectively)(1)............             92,141                  92,791                  90,504                  93,752
                                     ------------            ------------            ------------            ------------

Excess........................       $     90,277            $    103,779            $    103,804            $    114,708
                                     ============            ============            ============            ============

Regulatory capital
  ratio.......................               6.06%                  16.79%                   6.44%                  17.79%
                                     ============            ============            ============            ============


(1) Applying the 4% leverage capital ratio imposed by FDICIA, the Bank's leverage capital requirement at June 30, 1996 was $122.9 million and as of such date the Bank exceeded this requirement by $59.6 million. T R Financial's leverage capital requirement, applying the 4% leverage capital ratio, was $120.7 million at June 30, 1996 and as of such date T R Financial exceeded this requirement by $73.6 million.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

         Not applicable

ITEM 2.  CHANGES IN SECURITIES
- ------------------------------

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- ----------------------------------------

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

         Not applicable

ITEM 5.  OTHER INFORMATION
- --------------------------

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

         (a)      Exhibits
                  --------

         11.      Statement re: Computation of Per Share Earnings

         19.      T R Financial Corp. 1996 Midyear Report

         27.      Financial Data Schedule*

         (b)      Reports on Form 8-K
                  -------------------

                  Not applicable.

- --------
*        Submitted only with filing in electronic format.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               T R FINANCIAL CORP.
                                  (Registrant)




Date:  August 12, 1996                       By:/s/ John M. Tsimbinos
                                                ------------------------
                                                    John M. Tsimbinos
                                                    Chairman of the Board and
                                                    Chief Executive Officer






Date:  August 12, 1996                       By:/s/ Dennis E. Henchy
                                                ----------------------
                                                    Dennis E. Henchy
                                                    Executive Vice President
                                                    and Chief Financial Officer

                                 EXHIBIT INDEX


                                                                           PAGE

11.      Statement re:  Computation of Per Share Earnings.....................

19.      T R Financial Corp. 1996 Midyear Report..............................

27.      Financial Data Schedule (submitted only with filing in
          electronic format)..................................................