Form 10-Q
period 1996-09-30
TR FINANCIAL CORP
filed 1996-11-14
CIK 898447

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ____________

         Commission File Number: 0-21386

                               T R FINANCIAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                                  11-3154382
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                 1122 FRANKLIN AVENUE, GARDEN CITY, NEW YORK 11530      11530
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)   (ZIP CODE)

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

         As of November 7, 1996, there were 8,949,016 shares of the Registrant's common stock outstanding.


================================================================================

                                    FORM 10-Q
                               T R FINANCIAL CORP.
                                      INDEX

                                                                      Page
PART I -- FINANCIAL INFORMATION                                       Number
-------------------------------                                       ------

ITEM 1.  Financial Statements -- Unaudited

         Consolidated Statements of Financial Condition at
          September 30, 1996 and December 31, 1995                     3

         Consolidated Statements of Income for the three and nine
          months ended September 30, 1996 and 1995                     4

         Consolidated Statement of Stockholders' Equity for
          the nine months ended September 30, 1996                     5

         Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1996 and 1995                     6

         Notes to Unaudited Consolidated Financial Statements          7-12

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           13-21

PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings                                             22

ITEM 2.  Changes in Securities                                         22

ITEM 3.  Defaults Upon Senior Securities                               22

ITEM 4.  Submission of Matters to a Vote of Security Holders           22

ITEM 5.  Other Information                                             22

ITEM 6.  Exhibits and Reports on Form 8-K                              22

Signature Page                                                         23

================================================================================
Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include the final results of the disposition of the Nationar estate by the Superintendent of Banks of the State of New York, potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.
================================================================================


                                    T R FINANCIAL CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                (UNAUDITED)
                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     September 30,      December 31,
ASSETS                                                                                   1996               1995
------                                                                             ----------------- -----------------
Cash and cash equivalents                                                             $    18,410        $    21,204
Trading account securities                                                                  2,963                 --
Securities available for sale:
    Bonds and equities                                                                    325,198            304,154
    Mortgage-backed securities                                                            118,641            226,842
                                                                                      -----------        -----------
    Total securities available for sale                                                   443,839            530,996
                                                                                      -----------        -----------
Securities held to maturity, net (estimated market value of $942,803 and
   $880,197 at September 30, 1996 and December 31, 1995, respectively):
    Bonds                                                                                  56,268             98,792
    Mortgage-backed securities                                                            888,018            756,831
                                                                                      -----------        -----------
    Total securities held to maturity, net                                                944,286            855,623
                                                                                      -----------        -----------
Loans, net of deferred income                                                           1,655,365          1,423,574
Allowance for possible loan losses                                                        (14,246)           (13,267)
                                                                                      -----------        -----------
  Net loans                                                                             1,641,119          1,410,307
                                                                                      -----------        -----------
Other real estate owned, net                                                                3,666              6,547
Banking house and equipment, net                                                           13,289             11,877
Accrued interest receivable                                                                19,687             20,223
Federal Home Loan Bank stock, at cost                                                      33,390             33,603
Deferred tax asset, net                                                                    10,127              4,410
Other assets                                                                                9,718              9,833
                                                                                      -----------        -----------
  Total assets                                                                        $ 3,140,494        $ 2,904,623
                                                                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Due to depositors                                                                     $ 2,279,370        $ 2,038,341
Borrowed funds                                                                            597,050            594,563
Mortgagors' escrow deposits                                                                25,336             16,852
Accounts payable and accrued expenses                                                       8,463             12,987
Official checks outstanding                                                                12,753             25,102
Accrued taxes payable                                                                         368              3,095
Other liabilities                                                                          17,783             13,999
                                                                                      -----------        -----------
  Total liabilities                                                                     2,941,123          2,704,939
                                                                                      -----------        -----------

Commitments and contingencies                                                                  --                 --
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued                    --                 --
  Common stock, $.01 par value, 30,000,000 shares authorized;
     11,362,000 shares issued; 8,956,962 shares and 9,480,557 shares outstanding
     at September 30, 1996 and December 31, 1995, respectively                                114                114
  Additional paid-in-capital                                                              103,180            101,063
  Retained earnings, partially restricted                                                 151,576            133,111
  Net unrealized appreciation (depreciation)
   in certain securities, net of tax                                                       (3,044)             4,230
  Less:Unallocated common stock held by ESOP                                               (5,928)            (6,763)
       Unearned common stock held by Bank's Recognition and Retention
         Plans and Trusts (RRP's)                                                            (395)              (907)
       Common stock held by Bank's Supplemental Executive Retirement
         Plan and Trust, at cost (38,953 shares and 25,110 shares at
         September 30, 1996 and December 31, 1995, respectively)                             (717)              (351)
       Treasury stock, at cost (2,405,038 shares and 1,881,443 shares
         at September 30, 1996 and December 31, 1995, respectively)                       (45,415)           (30,813)
                                                                                      -----------        -----------
    Total stockholders' equity                                                            199,371            199,684
                                                                                      -----------        -----------
    Total liabilities and stockholders' equity                                        $ 3,140,494        $ 2,904,623
                                                                                      ===========        ===========


     See accompanying notes to unaudited consolidated financial statements.


                                       T R FINANCIAL CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                                                     For the                              For the
                                                               three months ended                    nine months ended
                                                                  September 30,                        September 30,
                                                      ------------------------------------   -------------------------------
                                                           1996                1995               1996              1995
                                                      ---------------   ------------------   --------------   --------------
Interest income:                                                      (in thousands, except per share amounts)
  Mortgage loans                                         $ 28,563           $ 23,791            $ 82,363           $ 67,617
  Mortgage-backed securities                               19,014             17,065              56,358             46,205
  Bonds, equities and other investments                     5,844              7,808              17,727             25,572
  Other loans                                               1,874              1,336               4,925              3,488
                                                         --------           --------            --------           --------
    Total interest income                                  55,295             50,000             161,373            142,882
                                                         --------           --------            --------           --------

Interest expense:
  Deposits                                                 26,252             23,545              74,642             65,757
  Borrowed funds                                            8,781              8,540              26,319             25,232
                                                         --------           --------            --------           --------
    Total interest expense                                 35,033             32,085             100,961             90,989
                                                         --------           --------            --------           --------
Net interest income before provision
  for possible loan losses                                 20,262             17,915              60,412             51,893
Provision for possible loan losses                            200              1,050               1,200              2,600
                                                         --------           --------            --------           --------

Net interest income after provision
  for possible loan losses                                 20,062             16,865              59,212             49,293
                                                         --------           --------            --------           --------

Non-interest income:
  Loan fees and other charges, net                          1,405              1,656               4,396              4,292
  Net gain on sales of securities                           1,767                910               6,526              3,093
  Gain on sales of whole loans                                 --                133                   3                148
  Other income                                                410                851               1,085              1,598
                                                         --------           --------            --------           --------
Total non-interest income                                   3,582              3,550              12,010              9,131
                                                         --------           --------            --------           --------

Non-interest expense:
  Salaries and employee benefits                            6,397              5,845              18,901             17,359
  Occupancy and equipment expense                           1,235              1,037               3,728              3,176
  Marketing expense                                           560                573               1,831              2,008
  Other real estate owned expense                             181                615                 842              1,605
  FDIC assessment                                               1                (84)                  2              1,763
  Other operating expense                                   2,162              1,745               6,924              6,334
                                                         --------           --------            --------           --------
Total non-interest expense                                 10,536              9,731              32,228             32,245
                                                         --------           --------            --------           --------
Income before provision for income taxes                   13,108             10,684              38,994             26,179

Provision for income taxes                                  4,794              4,750              16,282             11,606
                                                         --------           --------            --------           --------

Net income                                               $  8,314           $  5,934            $ 22,712           $ 14,573
                                                         ========           ========            ========           ========

Net income per common and common
  equivalent share                                       $   0.94           $   0.63            $   2.56           $   1.53
                                                         ========           ========            ========           ========


     See accompanying notes to unaudited consolidated financial statements.


                                       T R FINANCIAL CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
                                                                                                 For the
                                                                                            nine months ended
                                                                                           September 30, 1996
                                                                                      ---------------------------
                                                                                      (in thousands except share
                                                                                         and per share amounts)
COMMON STOCK (PAR VALUE)
------------------------
Balance at beginning and end of period ............................................           $      114
                                                                                              ----------

ADDITIONAL PAID-IN CAPITAL
--------------------------
Balance at beginning of period ....................................................              101,063
  Excess of ESOP compensation cost measured
   using fair value of stock over its related cost ................................                1,633
  Increase in common stock held by Supplemental
   Executive Retirement Plan and Trust ............................................                  366
Tax benefit attributable to vested RRP shares .....................................                  118
                                                                                              ----------
Balance at end of period ..........................................................              103,180
                                                                                              ----------

RETAINED EARNINGS, PARTIALLY RESTRICTED
---------------------------------------
Balance at beginning of period ....................................................              133,111
  Net income ......................................................................               22,712
  Cash dividends declared ($0.48 per share) .......................................               (3,944)
  Loss on reissuances of treasury stock (81,405 shares) ...........................                 (303)
                                                                                              ----------
Balance at end of period ..........................................................              151,576
                                                                                              ----------

UNALLOCATED/UNEARNED COMMON STOCK HELD BY STOCK PLANS
-----------------------------------------------------
Balance at beginning of period ....................................................               (7,670)
  Amortization relating to allocation of ESOP stock and
    earned portion of RRP .........................................................                1,347
                                                                                              ----------
Balance at end of period ..........................................................               (6,323)
                                                                                              ----------

COMMON STOCK HELD BY SUPPLEMENTAL EXECUTIVE
-------------------------------------------
RETIREMENT PLAN AND TRUST
-------------------------
Balance at beginning of period ....................................................                 (351)
  Increase in carrying value of common stock held .................................                 (366)
                                                                                              ----------
Balance at end of period ..........................................................                 (717)
                                                                                              ----------

UNREALIZED APPRECIATION (DEPRECIATION) IN CERTAIN
-------------------------------------------------
SECURITIES, NET OF TAX
----------------------
Balance at beginning of period ....................................................                4,230
  Decrease in net unrealized appreciation in certain securities, net of tax .......               (7,274)
                                                                                              ----------
Balance at end of period ..........................................................               (3,044)
                                                                                              ----------

TREASURY STOCK
--------------
Balance at beginning of period ....................................................              (30,813)
  Treasury stock purchased, at cost (605,000 shares) ..............................              (15,637)
  Exercise of stock options (81,405 shares) .......................................                1,035
                                                                                              ----------
Balance at end of period ..........................................................              (45,415)
                                                                                              ----------

Total stockholders' equity ........................................................           $  199,371
                                                                                              ==========


     See accompanying notes to unaudited consolidated financial statements.


                                            T R FINANCIAL CORP. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)
                                                                                       For the nine months ended September 30,
                                                                                              1996                     1995
                                                                                       ------------------       ------------------
                                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................................          $   22,712               $   14,573
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for possible loan losses .........................................               1,200                    2,600
    Provision for possible other real estate owned losses ......................                 171                      385
    Depreciation of banking house and equipment ................................               1,267                    1,033
    Gain on calls of securities ................................................                 (31)                      (1)
    Net gain on sales of securities available for sale .........................              (6,520)                  (3,076)
    Gain on sales of whole loans ...............................................                  (3)                    (148)
    Net gain on sale of other real estate owned ................................                (369)                    (675)
    Net deferred loan origination costs ........................................                 341                      342
    Accretion of unearned discounts, net of amortization of premiums ...........                 893                      183
    Income taxes deferred or credited to equity ................................                 118                      404
    Amortization relating to allocation and earned portions of stock plans .....               2,980                    2,580
  Increase/decrease in:

    Trading account securities .................................................              (2,963)                    (996)
    Accrued interest receivable ................................................                 536                   (1,857)
    Accounts payable and accrued expenses ......................................              (4,524)                     592
    Official checks outstanding ................................................             (12,349)                 (11,042)
    Other assets ...............................................................                 115                   (2,777)
    Accrued taxes payable ......................................................              (2,727)                   1,847
    Other liabilities ..........................................................               3,784                    2,545
                                                                                          ----------               ----------
       Net cash provided by operating activities ...............................               4,631                    6,512
                                                                                          ----------               ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for the purchase of:
    Securities held to maturity and FHLB Capital Stock .........................            (244,538)                (319,638)
    Securities available for sale ..............................................            (284,785)                (249,202)
    Banking house and equipment ................................................              (2,679)                  (1,790)
  Proceeds from:
    Redemption of FHLB Capital Stock and calls of securities ...................              20,924                   12,000
    Sales of securities available for sale .....................................             320,432                  219,304
    Repayments on securities ...................................................             179,341                  215,283
    Sales of whole loans .......................................................                 550                   13,758
    Principal collected on real estate loans ...................................             112,430                   72,187
    Sales of other real estate owned ...........................................               7,318                   10,935
    Principal collected on other loans .........................................              16,570                   10,896
  Real estate loans originated and purchased ...................................            (315,837)                (261,579)
  Other loans originated and purchased .........................................             (50,302)                 (34,130)
                                                                                          ----------               ----------
      Net cash used in investing activities ....................................            (240,576)                (311,976)
                                                                                          ----------               ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Interest credited to deposits ................................................              74,642                   50,586
  Net deposits in savings accounts, certificate of deposit accounts,
    money market accounts and checking accounts ................................             166,387                  216,657
  Net deposits to escrow accounts ..............................................               8,484                    9,401
  Net proceeds from short-term borrowed funds ..................................              15,500                   32,500
  Repayments of long-term borrowed funds .......................................             (48,613)                 (59,756)
  Proceeds from long-term borrowed funds .......................................              35,600                   54,619
  Net proceeds from exercise of stock options ..................................                 732                      972
  Purchase of treasury stock ...................................................             (15,637)                 (10,038)
  Cash dividends paid ..........................................................              (3,944)                  (2,267)
                                                                                          ----------               ----------
     Net cash provided by financing activities .................................             233,151                  292,674
                                                                                          ----------               ----------
  Net decrease in cash and cash equivalents ....................................              (2,794)                 (12,790)
  Cash and cash equivalents at beginning of period .............................              21,204                   39,818
                                                                                          ----------               ----------
  Cash and cash equivalents at end of period ...................................          $   18,410               $   27,028
                                                                                          ==========               ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes ...................................................          $   18,818               $    9,365
                                                                                          ==========               ==========
  Cash paid for interest on deposits and borrowed funds ........................          $   41,571               $   40,403
                                                                                          ==========               ==========
  Non-cash investing activities:
    Additions to other real estate owned, net ..................................          $    4,239               $   15,456
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

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

2.       EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. For the three and nine months ended September 30, 1996, the weighted average number of shares of common stock and common stock equivalents outstanding was 8,842,666 (9,445,873 for the equivalent period in 1995) and 8,878,040 (9,529,731 for the equivalent period in 1995), respectively. For the three and nine months ended September 30, 1996 such shares have been reduced, in accordance with the provisions of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," by the weighted average number of unallocated shares of common stock held by the Company's Employee Stock Ownership Plan ("ESOP") of 670,847 (803,585 for the equivalent period in 1995) and 702,841 (835,580 for the equivalent period in
1995), respectively.

3.       DEBT AND EQUITY SECURITIES

The following tables set forth certain information regarding amortized cost, estimated fair values and gross unrealized gains and losses on debt and equity securities of the Company at September 30, 1996 and December 31, 1995, respectively.


                                                                                September 30, 1996
                                                      --------------------------------------------------------------------------
                                                                                                          Gross Unrealized
                                                      Amortized                 Estimated                ------------------
                                                        Cost                   Fair Value             Gains              Losses
                                                      ----------               ----------          ----------          ----------
                                                                                    (in thousands)
Available for Sale:
 Bonds and equities:
   United States Government
    obligations                                        $210,008                $209,173            $    260            $ (1,095)
   Federal agency obligations                            90,058                  88,639                 130              (1,549)
   Public utility bonds                                     483                     467                  --                 (16)
   Industrial, financial corporation
    and other bonds                                       5,079                   5,151                  72                  --
   Commercial paper                                       2,996                   2,994                  --                  (2)
   Common and preferred stocks                           17,187                  18,774               1,628                 (41)
                                                       --------                --------            --------            --------
    Total bonds and equities                            325,811                 325,198               2,090              (2,703)
                                                       --------                --------            --------            --------
 Mortgage-backed securities:
   FNMA, net (1)                                         27,369                  27,150                 285                (504)
   GNMA, net                                             66,741                  66,439                 149                (451)
   FHLMC, net (1)                                        24,519                  25,052                 544                 (11)
                                                       --------                --------            --------            --------
    Total mortgage-backed securities                    118,629                 118,641                 978                (966)
                                                       --------                --------            --------            --------
      Total available for sale                         $444,440                $443,839            $  3,068            $ (3,669)
                                                       ========                ========            ========            ========

Held to Maturity, Net:
  Bonds:
   Federal agency obligations                          $  6,000                $  5,922            $     --            $    (78)
   Public utility bonds                                   1,001                     962                  --                 (39)
   Municipal bonds                                        7,554                   7,698                 151                  (7)
   Industrial, financial corporation
    and other bonds                                      41,713                  41,711                 192                (194)
                                                       --------                --------            --------            --------
    Total bonds                                          56,268                  56,293                 343                (318)
                                                       --------                --------            --------            --------
  Mortgage-backed securities:
   FNMA, net (2)                                        100,901                  97,712                 122              (3,311)
   GNMA, net                                            682,899                 684,229               9,573              (8,243)
   FHLMC, net (2)                                       101,313                 101,449                 670                (534)
   CMOs, net (2)                                          2,905                   3,120                 215                  --
                                                       --------                --------            --------            --------
    Total mortgage-backed securities                    888,018                 886,510              10,580             (12,088)
                                                       --------                --------            --------            --------
      Total held to maturity, net                      $944,286                $942,803            $ 10,923            $(12,406)
                                                       ========                ========            ========            ========



(1) Includes securities which were transferred on December 15, 1995 from held to maturity to available for sale after having been previously transferred on March 31, 1995 from available for sale to held to maturity. As of September 30, 1996 the amortized cost of these securities was reduced by $1,728,000 of gross unrealized losses existing as of March 31, 1995, adjusted for subsequent accretion and sales of these securities.

(2) Includes securities which were transferred on March 31, 1995 from available for sale to held to maturity. As of September 30, 1996 the amortized cost of these securities was reduced by $3,108,000 of gross unrealized losses existing as of March 31, 1995, adjusted for subsequent accretion.


                                                                                December 31, 1995
                                                      -------------------------------------------------------------------------
                                                                                                         Gross Unrealized
                                                      Amortized                 Estimated               ------------------
                                                        Cost                   Fair Value             Gains              Losses
                                                      ----------               ----------          ----------          ----------
                                                                                      (in thousands)
Available for Sale:
 Bonds and equities:
   United States Government obligations                $178,699                $182,584            $  4,088            $   (203)
   Federal agency obligations                            82,318                  83,139                 956                (135)
   Public utility bonds                                     804                     795                   7                 (16)
   Industrial, financial corporation
    and other bonds                                      26,420                  27,289                 869                  --
   Common and preferred stocks                            9,067                  10,347               1,322                 (42)
                                                       --------                --------            --------            --------
       Total bonds and equities                         297,308                 304,154               7,242                (396)
                                                       --------                --------            --------            --------
 Mortgage-backed securities:
   FNMA, net (1)                                         48,717                  50,379               1,750                 (88)
   GNMA, net                                            125,056                 128,569               3,575                 (62)
   FHLMC, net (1)                                        37,546                  39,343               1,841                 (44)
   CMOs, net (1)                                          8,235                   8,551                 316                  --
                                                       --------                --------            --------            --------
    Total mortgage-backed securities                    219,554                 226,842               7,482                (194)
                                                       --------                --------            --------            --------
      Total available for sale                         $516,862                $530,996            $ 14,724            $   (590)
                                                       ========                ========            ========            ========

Held to Maturity, Net:
  Bonds:
   Federal agency obligations                          $ 14,424                $ 14,432            $     24            $    (16)
   Public utility bonds                                   1,050                   1,021                   1                 (30)
   Municipal bonds                                        7,962                   8,208                 258                 (12)
   Industrial, financial corporation
     and other bonds                                     75,131                  75,048                 378                (461)
   Canadian Bonds                                           225                     243                  18                  --
                                                       --------                --------            --------            --------
    Total bonds                                          98,792                  98,952                 679                (519)
                                                       --------                --------            --------            --------
  Mortgage-backed securities:
   FNMA, net (2)                                        109,281                 109,210                 664                (735)
   GNMA, net                                            533,301                 553,292              20,595                (604)
   FHLMC, net (2)                                       111,347                 115,630               4,450                (167)
   CMOs, net (2)                                          2,902                   3,113                 211                  --
                                                       --------                --------            --------            --------
    Total mortgage-backed securities                    756,831                 781,245              25,920              (1,506)
                                                       --------                --------            --------            --------
      Total held to maturity, net                      $855,623                $880,197            $ 26,599            $  2,025
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

4.       EMPLOYEE STOCK OWNERSHIP PLAN

The Company recognizes compensation expense attributable to its ESOP ratably over the year based upon the estimated number of ESOP shares to be allocated each December 31st. The amount of compensation expense recorded is equal to the estimate of shares to be allocated by the ESOP multiplied by the average fair value of the underlying shares during the period. For the three months ended September 30, 1996 and 1995, compensation expense attributable to the ESOP was $865,000 and $678,000, respectively. The average fair value of the underlying shares for the three months ended September 30, 1996 and 1995 was $27.97 and $20.59, respectively. For the nine months ended September 30, 1996 and 1995, compensation expense attributable to the ESOP was $2,469,000 and $1,743,000, respectively. The average fair value of the underlying shares for the nine months ended September 30, 1996 and 1995 was $26.61 and $17.63, respectively.

5.       STOCKHOLDERS' EQUITY

For the nine months ended September 30, 1996, a total of 605,000 shares of T R Financial common stock were repurchased at an aggregate cost of $15,637,000. There were no repurchases for the three months ended September 30, 1996.

During the nine months ended September 30, 1996, dividends totaling $3,944,000 were paid. Dividends of $0.14 per common share (or $1,155,000) were paid on March 1, 1996, dividends of $0.16 per common share (or $1,312,000) were paid on June 3, 1996 and dividends of $0.18 per common share (or $1,477,000) were paid on September 3, 1996.

6.       CONTINGENCIES

On February 6, 1995, the Superintendent of Banks of the State of New York (the "Superintendent") took possession of Nationar, a check-clearing and trust company, freezing all of its assets. The Bank used Nationar for certain depository and collection services and maintained deposit balances with Nationar in connection therewith. The Bank filed claims against Nationar in accordance with the procedures established under the Banking Law of the State of New York, and all of the Bank's deposit claims, except for $7,611.13, have either been accepted by the Superintendent and approved by the court or are subject to a pending motion by the Superintendent for approval of such acceptance.

The Superintendent obtained judicial approval to pay in full the accepted claims for which priority of payment had been established and to make an initial partial payment of 40% of the amount of accepted nonpriority claims. On or about June 27, 1996 the Superintendent forwarded such payments to claimants, including the Bank.

As of September 30, 1996, the Bank had a remaining unpaid balance of its accepted claims in the amount of approximately $2.7 million against which it maintains a $1,100,000 reserve. On October 23, 1996 the Superintendent announced that he filed an application for judicial approval for the distribution of final dividends from the Nationar estate pursuant to which the Superintendent would pay 100% of the accepted claims against the Nationar estate (other than claims for stock and subordinated debentures of Nationar). The Superintendent's application is scheduled to be heard by the Court on November 14, 1996, and the final dividends, if approved, would be distributed within 20 business days after certain conditions have been met. If the Superintendent receives such authorization, the Bank believes that all of its $1,100,000 reserve will be recovered. The Superintendent has announced that, if authorized by the court, he intends to pay, before the end of 1996, 100% of the accepted claims against the Nationar estate (other than claims for stock and subordinated debentures of Nationar).

The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

7.       RECENT DEVELOPMENTS

On October 17, 1996 the Board of Directors declared a cash dividend on the Company's outstanding common stock of $0.20 per common share to stockholders of record on November 15, 1996. The dividend is payable on December 2, 1996.

8.       REGULATORY MATTERS

The Bank is a member of the Bank Insurance Fund ("BIF") of the FDIC, and the deposits of the Bank are insured up to applicable limits of the law by the BIF. The FDIC also maintains the Savings Association Insurance Fund ("SAIF"), which, in general, insures the deposits of federal and state savings associations and federal savings banks ("thrifts") up to applicable limits of the law. Applicable law requires that the BIF and SAIF be recapitalized to a ratio of 1.25% of reserves to deposits. The BIF achieved the 1.25% ratio in May 1995. Having determined that the BIF had sufficient reserves in excess of the 1.25% ratio, the FDIC adopted regulations under which "well capitalized" BIF-insured institutions without any significant supervisory concerns would pay deposit insurance assessments at the statutory minimum of $2,000 annually beginning with the first quarter of 1996. All other BIF-member institutions were assessed from 0.03% to 0.27% of BIF-assessable deposits. The FDIC also reported that, under then current law and reasonably optimistic financial projections, the SAIF was not expected to achieve the 1.25% ratio until 2001 and that SAIF-insured institutions would continue to pay assessments at rates ranging from 0.23% to 0.31% of deposits, which created a disparity in the assessment rates for the BIF and the SAIF insured deposits. This disparity in the assessment rates of the BIF and the SAIF was resulting in the transfer of deposits from SAIF-insured institutions to BIF-insured institutions, and the continuation of such transfers could have caused SAIF assessments to become inadequate to meet the obligations for payments on the bonds issued by the Financing Corporation ("FICO"), which was established in 1989 to finance the resolution of failed thrifts.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law, and it amended the Federal Deposit Insurance Act, as amended (the "FDIA") in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates between the BIF and the SAIF. The Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIFassessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, the special assessment has been fixed, subject to various adjustments, at 0.657% of an institution's SAIFassessable deposits, and the special assessment will be paid on November 27, 1996. The Bank has no SAIF-assessable deposits and will not be subject to the special SAIF assessment.

The Funds Act provides that the FDIC cannot assess regular deposit insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank has not been so classified by the FDIC. The Funds Act also repealed the $2,000 minimum annual deposit insurance assessment.

In view of the imminent recapitalization of the SAIF by the special assessment, the FDIC proposed on October 8, 1996, a reduction in the assessment rates for SAIF-assessable deposits for periods beginning on October 1, 1996. As it would be effective if adopted for the SAIF-assessable deposits of savings associations, the proposed assessment rates would range from 0.18% to 0.27% for the last quarter of 1996 and would range from 0% to 0.27% for the following assessment periods. If adopted, the range of deposit insurance assessment rates for BIF members and SAIF members will be the same.

In addition, the Funds Act expanded the assessment base for the payments on the FICO bonds to include, beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for the FICO bonds on BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. Thereafter, the rate of assessment for the FICO bonds will be the same for both BIF- and SAIF-insured institutions. It has been estimated that the rate of assessments for the payments on the FICO bonds will be 0.0129% for BIF-assessable deposits and 0.0644% for SAIF-assessable deposits beginning on January 1, 1997.

The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Secretary of the Treasury is required to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress on or before March 31, 1997.

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

Under the Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted in August 1996, section 593 of the Code was amended, and the Bank, as a "large bank" (one with assets having an adjusted basis of more than $500 million), is no longer permitted to make additions to its tax bad debt reserve, is permitted to deduct bad debts only as they occur and is required to recapture (that is, take into taxable income) over a multi-year period, beginning with the Bank's taxable year beginning on January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the balance of such reserves as of December 31, 1987, or over a lesser period if the Bank's loan portfolio has decreased since December 31, 1987. However, such recapture requirements are suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. The New York State tax law has been amended to prevent a similar recapture of the Bank's bad debt reserve, and to permit continued future use of the bad debt reserve methods, for purposes of determining the Bank's New York State tax liability. The Bank's officers and industry leaders continue to seek such amendments to the New York City tax law; however, the Company cannot predict whether such changes to New York City law will be adopted and, if so, in what form. The Company reduced its provision for income taxes during the three months ended September 30, 1996 by $1,065,000 principally as a result of the change in New York State bad debt tax legislation.

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

FINANCIAL CONDITION

         Total assets increased $235.9 million, or 8.1%, to $3.14 billion at September 30, 1996 from $2.90 billion at December 31, 1995, primarily as a result of management's continued strategy to leverage its capital position through asset growth. This growth was funded primarily by attracting new deposits. Of the increase in total assets, $230.8 million was attributable to an increase in net loans due primarily to the origination and purchase of residential real estate loans.

         Securities available for sale decreased $87.2 million, or 16.4%, to $443.8 million at September 30, 1996 from $531.0 million at December 31, 1995 due principally to sales of securities totaling $320.4 million during the nine months ended September 30, 1996, offset by purchases of $284.8 million. Securities held to maturity, net increased $88.7 million, or 10.4%, to $944.3 million at September 30, 1996 from $855.6 million at December 31, 1995. These changes in securities portfolios reflect the effects of securities purchases, securities repayments and maturities, and in the case of the available for sale securities portfolio also reflects the effects of securities sales and changes in the estimated fair values of the securities. As of September 30, 1996 the available for sale portfolio had net unrealized depreciation of $601 thousand as compared to net unrealized appreciation at December 31, 1995 of $14.1 million. This $14.7 million decrease in unrealized appreciation, when tax effected, increased deferred tax asset, net by $6.5 million.

         Total deposits increased $241.0 million, or 11.8%, to $2.28 billion at September 30,1996 from $2.04 billion at December 31, 1995. This increase was primarily attributable to the successful marketing efforts for the Bank's competitively priced deposit products. Borrowed funds increased $2.5 million, or 0.4%, to $597.1 million at September 30, 1996 from $594.6 million at December 31, 1995. This increase in borrowings is primarily attributable to a $15.5 million increase in overnight borrowings from the Federal Home Loan Bank (the "FHLB") at September 30, 1996 as compared to December 31, 1995 which was partially offset by $13.1 million decrease in FHLB term advances.

         Stockholders' equity amounted to $199.4 million at September 30, 1996, or 6.3% of total assets, as compared to $199.7 million at December 31, 1995, or 6.9% of total assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, stockholders' equity at September 30, 1996 and December 31, 1995 includes net unrealized appreciation (depreciation) in certain securities, net of tax, of $3.0 million of depreciation, and $4.2 million of appreciation, respectively. The change in unrealized appreciation (depreciation) in certain securities from December 31, 1995 to September 30, 1996 resulted primarily from increases in market interest rates during the nine months ended September 30, 1996, which lowered the estimated fair value of fixed rate debt securities and, to a lesser extent, from the realization of net gains from sales of securities. As of September 30, 1996, net unrealized appreciation (depreciation) in certain securities, net of tax, included net depreciation of $2.7 million relating to securities previously transferred from available for sale to held to maturity. At December 31,

1995, such amount was $3.7 million of net depreciation. In addition, during the nine months ended September 30, 1996, the Company continued its stock buyback program, purchasing 605,000 shares of common stock at a total cost of $15.6 million for the period. See "Liquidity and Capital Resources."

         The Bank's leverage capital ratio decreased from 6.27% at December 31, 1995 to 6.05% at September 30, 1996 due to the increase in the Bank's quarterly average assets, which was partially offset by a $5.8 million increase in the Bank's regulatory capital. The Bank's risk-based capital ratio of 16.77% at September 30, 1996 represents a 16 basis point decrease as compared to that ratio at December 31, 1995. These capital ratios are well in excess of Federal Deposit Insurance Corporation ("FDIC") capital requirements applicable to the Bank. See "Liquidity and Capital Resources -- Regulatory Capital Position."

         Non-performing assets decreased $11.2 million to $14.0 million at September 30, 1996, from $25.2 million at December 31, 1995. The ratio of non-performing assets to total assets decreased to 0.45% at September 30, 1996 from 0.87% at December 31, 1995. Other real estate owned, net decreased $2.9 million to $3.7 million at September 30, 1996 from $6.5 million at December 31, 1995. Non-performing loans decreased to $10.3 million at September 30, 1996 as compared to $18.7 million at December 31, 1995 primarily due to an $8.9 million reduction in non-accrual loans. The ratio of non-performing loans to total loans decreased to 0.62% at September 30, 1996 as compared to 1.31% at December 31, 1995.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

         The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three and nine months ended September 30, 1996 and 1995, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily balances. Average balances and yields include non-accrual loans.



                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                      --------------------------------
                                                             1996                                            1995
                                        --------------------------------------------     -------------------------------------------
                                                                         Average                                          Average
                                             Average                      Yield/               Average                     Yield/
                                             Balance        Interest       Cost                Balance        Interest      Cost
                                           -----------     -----------   --------            -----------    -----------   --------
                                                                           (dollars in thousands)
ASSETS
------
Earning Assets:
  Mortgage Loans, Net                      $ 1,521,034     $    28,563     7.51%             $ 1,241,561    $    23,791     7.66%
   Other Loans                                  92,685           1,874     8.09                   62,375          1,336     8.57
   Mortgage-Backed Securities                1,007,800          19,014     7.55                  889,493         17,065     7.67
   Short-Term Securities                         1,676              23     5.49                    8,209            130     6.33
   Securities                                  401,084           5,821     5.81                  503,497          7,678     6.10
                                           -----------     -----------                       -----------    -----------

Total Earning Assets                         3,024,279          55,295     7.31                2,705,135         50,000     7.39
                                                           -----------                                      -----------

Non-Earning Assets                              70,409                                            74,782
                                           -----------                                       -----------

Total Assets                               $ 3,094,688                                       $ 2,779,917
                                           ===========                                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-Bearing Liabilities:
   Deposits:
     Passbook Accounts                     $   590,966     $     4,147     2.81%             $   508,450    $     3,498     2.75%
     Now Accounts                               10,467              71     2.71                   61,024            526     3.45
     Money Market Accounts                      73,297             499     2.72                   61,721            521     3.38
     Certificate of Deposit Accounts         1,520,838          21,535     5.66                1,270,053         19,000     5.98
                                           -----------     -----------                       -----------    -----------
   Total Interest-Bearing Deposits           2,195,568          26,252     4.78                1,901,248         23,545     4.95
   Borrowings                                  600,012           8,781     5.85                  596,894          8,540     5.72
                                           -----------     -----------                       -----------    -----------

Total Interest-Bearing Liabilities           2,795,580          35,033     5.01                2,498,142         32,085     5.13
                                                           -----------                                      -----------
Other Liabilities                              102,418                                            91,310
                                           -----------                                       -----------

   Total Liabilities                         2,897,998                                         2,589,452
Stockholders' Equity                           196,690                                           190,465
                                           -----------                                       -----------

Total Liabilities and Stockholders'
  Equity                                   $ 3,094,688                                       $ 2,779,917
                                           ===========                                       ===========

Net Interest Income/Interest Rate Spread                   $    20,262     2.30%                            $    17,915     2.26%
                                                           ===========     ====                             ===========     ====
Net Earning Assets/Net Interest Margin     $   228,699                     2.68%             $   206,993                    2.65%
                                           ===========                     ====              ===========                    ====
Ratio of Earning Assets to
  Interest-Bearing Liabilities                                             1.08x                                            1.08x
                                                                           ====                                             ====


                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                1996                                             1995
                                         ---------------------------------------------       ---------------------------------------
                                                                         Average                                          Average
                                             Average                      Yield/               Average                     Yield/
                                             Balance        Interest       Cost                Balance        Interest      Cost
                                           -----------     -----------   --------            -----------    -----------   --------
                                                                           (dollars in thousands)
ASSETS
------
Earning Assets:
  Mortgage Loans, Net                      $ 1,453,692     $    82,363     7.55%             $ 1,185,615    $    67,617     7.60%
  Other Loans                                   79,949           4,925     8.21                   54,032          3,488     8.61
  Mortgage-Backed Securities                 1,000,771          56,358     7.51                  809,832         46,205     7.61
  Short-Term Securities                          6,158             246     5.33                    6,132            275     5.98
  Securities                                   399,114          17,481     5.84                  563,569         25,297     5.98
                                           -----------     -----------                       -----------    -----------

Total Earning Assets                         2,939,684         161,373     7.32                2,619,180        142,882     7.27
                                                           -----------                                      -----------

Non-Earning Assets                              71,676                                            72,032
                                           -----------                                       -----------

Total Assets                               $ 3,011,360                                       $ 2,691,212
                                           ===========                                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-Bearing Liabilities:
  Deposits:
    Passbook Accounts                      $   550,389     $    11,206     2.71%             $   495,011    $     9,615     2.59%
    Now Accounts                                29,128             665     3.04                   55,764          1,374     3.29
    Money Market Accounts                       84,084           1,699     2.69                   54,536          1.260     3.08
    Certificate of Deposit Accounts          1,440,840          61,072     5.65                1,217,389         53,508     5.86
                                           -----------     -----------                       -----------    -----------
  Total Interest-Bearing Deposits            2,104,441          74,642     4.73                1,822,700         65,757     4.81
  Borrowings                                   611,531          26,319     5.74                  592,371         25,232     5.68
                                           -----------     -----------                       -----------    -----------

Total Interest-Bearing Liabilities           2,715,972         100,961     4.96                2,415,071         90,989     5.02
                                                           -----------                                      -----------
Other Liabilities                              103,123                                            89,925
                                           -----------                                       -----------

  Total Liabilities                          2,819,095                                         2,504,996
Stockholders' Equity                           192,265                                           186,216
                                           -----------                                       -----------

Total Liabilities and Stockholders'
  Equity                                   $ 3,011,360                                       $ 2,691,212
                                           ===========                                       ===========

Net Interest Income/Interest Rate Spread                   $    60,412     2.36%                            $    51,893     2.25%
                                                           ===========     ====                             ===========     ====
Net Earning Assets/Net Interest Margin     $   223,712                     2.74%             $   204,109                    2.64%
                                           ===========                     ====              ===========                    ====
Ratio of Earning Assets to
  Interest-Bearing Liabilities                                             1.08x                                            1.08x
                                                                           ====                                             ====

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         GENERAL. The Company's net income for the three months ended September 30, 1996 increased $2.4 million to $8.3 million from $5.9 million for the same period in 1995.

         INTEREST INCOME. Interest income increased by $5.3 million, or 10.6%, to $55.3 million for the three months ended September 30, 1996, from $50.0 million for the same period in 1995, due to an increase in the average earning assets during the period of $319.1 million to $3.02 billion for the three months ended September 30, 1996, from $2.71 billion for the same period in 1995, reflecting the Company's strategy to leverage its capital position through asset growth. Of the increase in average earning assets, $279.5 million was attributable to growth in mortgage loans, net, $118.3 million was attributable to growth in mortgage-backed securities and $30.3 million was attributable to growth in other loans. Offsetting the increases in average mortgage loans, mortgage-backed securities and other loans, was a $108.9 million decrease in the average balance of securities, including short-term securities. The average yield on earning assets decreased to 7.31% for the three months ended September 30, 1996 from 7.39% for the same period in 1995, due primarily to the downward repricing of interest-earning assets during the third quarter of 1996 as compared to the comparable prior year period.

         INTEREST EXPENSE. Interest expense increased by $2.9 million, or 9.2%, to $35.0 million for the three months ended September 30, 1996, from $32.1 million for the same period in 1995, due primarily to a $294.3 million increase in average interest-bearing deposits which was partially offset by a 17 basis point decrease in the average rate paid on interest-bearing deposit accounts. In addition, average borrowings increased $3.1 million to $600.0 million for the three months ended September 30, 1996 as compared to the same period in 1995 while the average cost of the borrowings increased 13 basis points to 5.85% over this same period. The average rate paid on interest-bearing liabilities decreased to 5.01% for the three months ended September 30, 1996 from 5.13% for the same period in 1995. The average balance of interest-bearing liabilities increased $297.4 million for the three months ended September 30, to $2.80 billion from $2.50 billion for the same period in 1995.

         NET INTEREST INCOME. Net interest income before provision for possible loan losses increased $2.3 million, or 13.1%, to $20.3 million for the three months ended September 30, 1996, from $17.9 million for the same period in 1995. This increase is the result, in part, of a $319.1 million increase in the average balance of earning assets to $3.02 billion, offset by a $297.4 million increase in the average balance of interest-bearing liabilities to $2.80 billion for the three months ended September 30, 1996 as compared to the comparable prior year period. Net interest income was also affected by an increase in the net interest rate spread to 2.30% for the three months ended September 30, 1996 from 2.26% for the same period in 1995. However, the net interest rate spread for the three months ended September 30, 1996 decreased from 2.41% for the three months ended June 30, 1996.

         PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses decreased $850 thousand, or 81.0% to $200 thousand for the three months ended September 30, 1996 from $1.1 million for the same period in 1995. The decrease resulted from management's assessment of the loan portfolio, the level of the Bank's allowance for possible loan losses and its assessment of the local economy and market conditions. For the three months ended September 30, 1996 and 1995, loan charge-offs net of recoveries aggregated $106 thousand and $411 thousand, respectively. At September 30, 1996 and December 31, 1995, the allowance for possible loan losses amounted to $14.2 million and $13.3 million, respectively, and the ratio of such allowance to non-performing loans was 138.02% at September 30, 1996 as compared to 70.94% at December 31, 1995. Although management believes its allowance for possible loan losses is adequate at September 30, 1996, if general economic conditions and real estate values deteriorate, the level of non-performing loans may increase and higher provisions for possible loan losses may be necessary, which would adversely affect future operating results.

         NON-INTEREST INCOME. Non-interest income increased $32 thousand to $3.58 million for the three months ended September 30, 1996 from $3.55 million for the same period in 1995. This increase was primarily attributable to an $857 thousand increase in net gain on sales of securities. For the three months ended September 30, 1996, the Company sold available for sale securities having an aggregate book value of $53.3 million, and recognized $1.8 million of net securities gains. The securities sold included $16.0 million of bonds, $30.9 million of mortgage-backed securities and $6.4 million of equities. These securities were sold at net gains of $97 thousand, $709 thousand and $1.0 million, respectively. The increase in net gains on sales of securities, however, was partially offset by a $251 thousand decrease in loan fees and other charges, net, and a $441 thousand decrease in other income. Other income for the three months ended September 30, 1995 included a property tax refund of $335 thousand from the successful grievance by the Bank of certain assessed property taxes.

         NON-INTEREST EXPENSE. Non-interest expense increased $805 thousand, or 8.3%, to $10.5 million for the three months ended September 30, 1996, compared to the same period in 1995. Of this increase, salary and employee benefits expense increased $552 thousand, or 9.4%, due primarily to higher costs associated with certain health benefit plans, qualified stock-based compensation plans and normal salary increases and offset partially by lower costs associated with restricted stock plans which are now substantially fully vested. Occupancy and equipment expense increased $198 thousand to $1.2 million for the three months ended September 30, 1996, due primarily to a $111 thousand increase in depreciation due primarily to capital expenditures on technology and building renovations and increased facilities costs for buildings. Marketing expense decreased $13 thousand to $560 thousand for the three months ended September 30, 1996 as compared to the same period in 1995. Other real estate owned expense decreased $434 thousand to $181 thousand for the three months ended September 30, 1996 as compared to the same period in 1995 due to fewer foreclosed properties being held. FDIC assessment expense was $1 thousand for the three month period ending September 30, 1996 as compared to an $84 thousand refund in the same period in 1995. This refund resulted from a retroactive decrease in 1995 Bank Insurance Fund ("BIF") assessment rates from $0.23 per $100 of insured deposits to zero. Other operating expense increased $417 thousand, or 23.9%, for the three months ended September 30, 1996 as compared to the same period during 1995, due primarily to higher costs associated with loan originations, office supplies and losses from low income housing limited partnership investments which are offset over the term of the investment by low income housing tax credits and tax deductions for partnership losses.

         PROVISION FOR INCOME TAXES. Provision for income taxes increased $44 thousand to $4.79 million for the three months ended September 30, 1996 as compared to $4.75 million during the same period in 1995. As a percentage of income before provision for income taxes, however, the provision for income taxes decreased from 44.5% of pre-tax earnings to 36.6%. This decrease resulted from Federal and New York State legislative changes regarding tax bad debt reserves (see Note 9 to notes to unaudited consolidated financial statements.)

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         GENERAL. The Company's net income for the nine months ended September 30, 1996 increased $8.1 million to $22.7 million from $14.6 million for the same period in 1995.

         INTEREST INCOME. Interest income increased by $18.5 million, or 12.9%, to $161.4 million for the nine months ended September 30, 1996, from $142.9 million for the same period in 1995, due to an increase in the average earning assets during the period and an increase in the average yield on earning assets. Average earning assets increased $320.5 million to $2.94 billion for the nine months ended September 30, 1996, from $2.62 billion for the same period in 1995, reflecting the Company's strategy to leverage its capital position through asset growth. Of the increase in average earning assets, $268.1 million was attributable to growth in mortgage loans, $190.9 million was attributable to growth in mortgage-backed securities and $25.9 million was attributable to growth in other loans. Offsetting the increases in average mortgage loans, mortgage-backed securities and other loans was a $164.4 million decrease in the average balance of securities, including short-term securities. The average yield on earning assets increased to 7.32% for the nine months ended September 30, 1996 from 7.27% for the same period in 1995, due primarily to a change in the mix of earning assets away from lower yielding shorter-term securities and into higher yielding longer-term mortgage loans and mortgage-backed securities.

         INTEREST EXPENSE. Interest expense increased by $10.0 million, or 11.0%, to $101.0 million for the nine months ended September 30, 1996, from $91.0 million for the same period in 1995, due primarily to a $281.7 million increase in average interest-bearing deposits which was partially offset by an 8 basis point decrease in the average rate paid on interest-bearing deposit accounts. In addition, average borrowings increased $19.2 million to $611.5 million for the nine months ended September 30, 1996 as compared to the same period in 1995 while the average cost of the borrowings increased 6 basis points to 5.74% over this same period. The average rate paid on interest-bearing liabilities decreased to 4.96% for the nine months ended September 30, 1996 from 5.02% for the same period in 1995. The average balance of interest-bearing liabilities increased $300.9 million for the nine months ended September 30, 1996, to $2.72 billion from $2.42 billion for the same period in 1995.

         NET INTEREST INCOME. Net interest income before provision for possible loan losses increased $8.5 million, or 16.4%, to $60.4 million for the nine months ended September 30, 1996, from $51.9 million for the same period in 1995. This increase is the result, in part, of a $320.5 million increase in the average balance of earning assets to $2.94 billion, offset by a $300.9 million increase in the average balance of interest-bearing liabilities to $2.72 billion for the nine months ended September 30, 1996, as compared to the comparable prior year period. Net interest income was also affected by an increase in the average net interest rate spread to 2.36% for the nine months ended September 30, 1996 from 2.25% for the same period in 1995. The increase in the net interest rate spread was primarily attributable to an increase in rates earned during the respective periods and the change in mix of earning assets discussed above. See "Management's Discussion and Analysis of Financial Condition -- Interest Rate Sensitivity" appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

         PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses decreased $1.4 million or 53.8%, to $1.2 million for the nine months ended September 30, 1996 from $2.6 million for the same period in 1995. The decrease resulted from management's assessment of the loan portfolio, the level of the Bank's allowance for possible loan losses and its assessment of the local economy and market conditions. For the nine months ended September 30, 1996 and 1995, loan charge-offs net of recoveries aggregated $221 thousand and $1.6 million, respectively.

         NON-INTEREST INCOME. Non-interest income increased $2.9 million to $12.0 million for the nine months ended September 30, 1996 from $9.1 million for the same period in 1995. This increase was primarily attributable to a $3.4 million increase in net gain on sales of securities and a $104 thousand increase in loan fees and other charges, net. For the nine months ended September 30, 1996, the Company sold available for sale securities having an aggregate book value of $313.9 million, and recognized $6.5 million of net securities gains. The securities sold included $212.8 million of bonds, $92.8 million in mortgage-backed securities and $8.3 million of equities. Respectively, these securities were sold at net gains of $2.5 million, $1.7 million and $2.3 million. The increases in net gain on sales of securities and loan fees and other charges net, however, were partially offset by a $513 thousand decrease in other income and a $145 thousand decrease in gain on sales of whole loans. Other income was lower for the nine months ending September 30, 1996 primarily as a result of the previously discussed $335 thousand refund of property taxes received in 1995 which was nonrecurring and a $72 thousand decrease in early withdrawal fees on time deposits for the nine months ended September 30, 1996 as compared to the same period in 1995.

         NON-INTEREST EXPENSE. Non-interest expense decreased $17 thousand to $32.2 million for the nine months ended September 30, 1996, compared to the same period in 1995. Salary and employee benefits expense increased $1.5 million, or 8.9%, due primarily to higher costs associated with certain health benefit plans, qualified stock-based compensation plans and normal salary increases and offset partially by lower costs associated with restricted stock plans which are now substantially vested. Occupancy and equipment expense increased $552 thousand to $3.7 million for the nine months ended September 30, 1996, due primarily to a $194 thousand increase in depreciation due to capital expenditures on technology and building renovation and increased facilities cost for buildings. Marketing expense decreased $177 thousand to $1.8 million for the nine months ended September 30, 1996 as compared to the same period in 1995. Other real estate owned expense decreased $763 thousand to $842 thousand for the nine months ended September 30, 1996 as compared to the same period in 1995. FDIC assessment decreased $1.8 million to $2 thousand for the nine months ended September 30, 1996 as compared to the same period in 1995 due to a decrease in BIF assessment rates. For the Bank, such rates were $0.23 per $100 of insured deposits through June 1, 1995, at which time such rates decreased to $0.04 per $100 of insured deposits. For 1996, the 1996 BIF assessment rate for the Bank was reduced to zero per $100 of insured deposits plus a $2 thousand annual fee. Other operating expense increased $590 thousand, or 9.3%, for the nine months ended September 30, 1996 as compared to the same period during 1995 due primarily to higher costs associated with loan origination activities and higher computer processing charges.

         PROVISION FOR INCOME TAXES. Provision for income taxes increased $4.7 million to $16.3 million for the nine months ended September 30, 1996 from $11.6 million during the same period in 1995, due to higher net earnings for the nine months ended September 30, 1996 as compared to the same period for 1995 (see
Note 9 to notes to unaudited consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. Following the completion of the Bank's conversion and T R Financial's stock offering, T R Financial's principal business was that of its subsidiary, the Bank. T R Financial initially invested $39.3 million of the net proceeds of the offering in short-term securities, corporate debt obligations, money market investments and mortgage-backed securities. T R Financial also has available dividend sources from the Bank to the extent such payments are permitted by law or regulation. T R Financial's liquidity is available to, among other things, support future expansion of operations or diversification into other banking related businesses, payment of dividends or repurchase of its common stock. During the nine months ended September 30, 1996, T R Financial repurchased 605,000 shares of common stock at a total cost of $15.6 million. On April 16, 1996, the Board of Directors of T R Financial terminated the fifth stock repurchase program and authorized a sixth stock repurchase program for the repurchase of up to 10%, or 894,809 shares, of the common stock. As of September 30, 1996, 854,809 shares remained available for repurchase under this sixth stock repurchase program. On October 17, 1996, the Board of Directors declared a quarterly cash dividend of $0.20 per share to stockholders of record on November 15, 1996. This dividend is payable on December 2, 1996.

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

         REGULATORY CAPITAL POSITION. The Bank is subject to minimum regulatory requirements imposed by the FDIC which vary according to the institution's capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3.0% of total assets plus an additional 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of 8.0%. Although the minimum leverage capital ratio is 3%, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") stipulates that an institution with less than a 4.0% leverage capital ratio is deemed to be an "undercapitalized" institution and results in the imposition of regulatory restrictions. The Bank's capital ratios qualify it to be deemed "well capitalized" under FDICIA. In addition, the Company's capital ratios exceed the minimum regulatory capital requirements imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC. The following table sets forth the Bank's and T R Financial's capital positions under generally accepted accounting principles and their regulatory capital position at September 30, 1996:

                                                     BANK                                T R FINANCIAL (CONSOLIDATED)
                                     ------------------------------------------------------------------------------------
                                                                 TOTAL                                           TOTAL
                                       LEVERAGE               RISK-BASED               LEVERAGE               RISK-BASED
                                        CAPITAL                 CAPITAL                 CAPITAL                 CAPITAL
                                     ------------            ------------            ------------            ------------
                                                                    (dollars in thousands)
Capital position under
  GAAP........................       $    183,507            $    183,507            $    199,371            $    199,371
Net unrealized
  depreciation in certain
  securities, net of tax......              2,884                   2,884                   3,044                   3,044
Allowance for possible
  loan losses.................                 --                  14,246                      --                  14,246
                                     ------------            ------------            ------------            ------------
Regulatory capital
  position....................            186,391                 200,637                 202,415                 216,661
Minimum required
  regulatory capital (3%
  and 8%, respectively)(1)....             92,457                  95,732                  92,955                  96,077
                                     ------------            ------------            ------------            ------------
Excess........................       $     93,934            $    104,905            $    109,460            $    120,584
                                     ============            ============            ============            ============
Regulatory capital
  ratio.......................               6.05%                  16.77%                   6.53%                  18.04%
                                     ============            ============            ============            ============


(1) Applying the 4% leverage capital ratio imposed by FDICIA, the Bank's leverage capital requirement at September 30, 1996 was $123.3 million and as of such date the Bank exceeded this requirement by $63.1 million. T R Financial's leverage capital requirement, applying the 4% leverage capital ratio, was $123.9 million at September 30, 1996 and as of such date T R Financial exceeded this requirement by $78.5 million.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         11.      Statement re: Computation of Per Share Earnings

         27.      Financial Data Schedule*

         (b)      REPORTS ON FORM 8-K

                  Not applicable.
--------
*    Submitted only with filing in electronic format.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               T R FINANCIAL CORP.
                                  (Registrant)




Date:  November 12, 1996                   By:/s/ John M. Tsimbinos
                                              ---------------------
                                                  John M. Tsimbinos
                                                  Chairman of the Board and
                                                  Chief Executive Officer






Date:  November 12, 1996                   By:/s/ Dennis E. Henchy
                                              --------------------
                                                  Dennis E. Henchy
                                                  Executive Vice President
                                                  and Chief Financial Officer

                                  EXHIBIT INDEX


                                                                            Page
                                                                            ----

11.      Statement re:  Computation of Per Share Earnings..................   25

27.      Financial Data Schedule (submitted only with filing in
           electronic format)..............................................   26

                                                    EXHIBIT 11


                                                T R FINANCIAL CORP.
                                 STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS



                                                  Three Months Ended                                 Nine Months Ended
                                                     September 30,                                     September 30,
                                      ------------------------------------------        -------------------------------------------
                                               1996                1995                          1996                 1995
                                      --------------------   -------------------        --------------------   --------------------



1.  Net income                             $   8,314,000        $   5,934,000                $  22,712,000        $  14,573,000
                                           =============        =============                =============        =============

2.  Weighted average common
    shares outstanding                         8,194,344            8,847,283                    8,256,452            9,020,224

3.  Pro rata allocation to interim
    periods of ESOP shares to be
    allocated on December 31st of
    each year (results from the
    adoption of SOP 93-6)                         80,590               80,436                       48,596               48,441

4.  Common stock equivalents
    attributable to dilutive effect of
    stock options                                567,732              518,154                      572,992              461,066
                                           -------------        -------------                -------------        -------------

5.  Total weighted average common
    shares and equivalents
    outstanding for primary earnings
    per share computations                     8,842,666            9,445,873                    8,878,040            9,529,731
                                           =============        =============                =============        =============

6.  Primary earnings per share             $        0.94        $        0.63                $        2.56        $        1.53
                                           =============        =============                =============        =============