Form 10-K405
period 1996-12-31
TR FINANCIAL CORP
filed 1997-03-28
CIK 898447

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1996

                                       OR

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

(Registrant's telephone number, including area code) (516) 742-9300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange
                                  on which registered
None                              None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01
                                (Title of Class)

                         Preferred Stock Purchase Rights
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.
                             Yes X                        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of March 5, 1997, there were 8,806,244 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's common stock (based on closing price quoted on March 5, 1997) held by non-affiliates was approximately $249,091,412.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Items 1, 5, 6, 7 and 8 of Part II hereof and Item 14 of Part IV hereof.

(2) Portions of the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

General

T R Financial Corp. (the "Registrant" or the "Company"), headquartered in Garden City, New York, is a bank holding company incorporated on February 12, 1993 under the laws of the State of Delaware and is registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Registrant was organized for the purpose of owning all of the outstanding capital stock of Roosevelt Savings Bank (the "Bank"). On June 29, 1993, the Bank completed its conversion from a New York State chartered mutual savings bank to a stock form of ownership, and the Registrant completed the sale of 11,362,000 shares of common stock at $9.00 per share. The Registrant's operations commenced on June 29, 1993 and consist principally of the operations of the Bank.

The Bank was organized in 1895 as a New York State chartered mutual savings bank and became a New York State chartered stock savings bank on June 29, 1993. The Bank's deposits are insured by the Bank Insurance Fund ("BIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"), up to the maximum amounts permitted by law.

The Bank is a community-oriented financial institution offering traditional deposit and loan products. The Bank's loan products include one- to four-family residential, commercial real estate, multi-family residential and other loans. The Bank also invests in a variety of securities, which include mortgage-backed securities, short- and intermediate-term investment grade debt securities (including U.S. Government obligations and federal agency securities) and other marketable securities.

The Bank services its customers from 15 full service banking facilities located in the New York City Boroughs of Brooklyn and Queens and the State of New York Counties of Nassau and Suffolk, including its principal office in Garden City. These areas comprise the Bank's primary deposit gathering area. The Bank's lending market covers the wider geographic area of the greater New York metropolitan area and surrounding counties.

The Bank, which represents the only direct subsidiary of the Registrant, has 11 subsidiaries, none of which accounted for a significant portion of the Registrant's consolidated assets, nor contributed significantly to the Registrant's consolidated results of operations, at or for the year ended December 31, 1996. The Registrant and its wholly-owned direct subsidiary, the Bank, and the Bank's subsidiaries are collectively referred to herein as the "Company."

At December 31, 1996, the Registrant had consolidated assets of $3.26 billion, deposits of $2.34 billion and stockholders' equity of $204.0 million. The Registrant's consolidated revenues are derived principally from interest from its loan and securities portfolios. Part II of this report contains a more detailed discussion of the Registrant's financial condition and results of operations.


Market Area & Competition

The Bank has been, and intends to continue to be, a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank maintains 15 full service banking facilities which are located in and around the New York metropolitan area. Of its 15 banking facilities, six are located in Nassau County, four are located in the New York City Borough of Queens, three are located in Suffolk County and two are located in the New York City Borough of Brooklyn.

The greater New York metropolitan area has historically benefited from having a large number of corporate headquarters and a diversity of financial service industries. The New York counties of Nassau and Suffolk have also continued to benefit from a large developed suburban market, well educated employment base and a diversity of industrial, service and high technology businesses. After a prolonged period of decline, which was marked by layoffs in the financial services and defense industries and corporate relocations and downsizings, the economy in the greater New York metropolitan area performed well during 1996. The financial markets topped the prior year's performance, corporate earnings increased and inflation and unemployment rates remained low. With the financial markets reflecting stability and growth during 1996, the current business cycle has increased property demands, lowered levels of supply and increased rental rates. As a result, the greater New York metropolitan area experienced its lowest vacancy rates in a decade at 9.5%. Rental rates for the region increased for the third straight year, with primary rates for commercial properties currently at $29.85 per square foot.(1)

The regional economic improvements were also evident in the Long Island market, which showed declining vacancy rates and improved employment levels. The overall vacancy rate at the end of 1996 was 13.4%, the lowest level for Long Island since 1988. Long Island reported 12,900 job gains during 1996 and as of October 1996 an unemployment rate of 3.7%, the lowest rate in 6 years.1

The office building vacancy rate in Brooklyn for 1996 was 8.9% due in part to the limited supply of space. Leasing activity for the year was 302,792 square feet. Office rental rates for "A" class buildings was $25.00 per square foot, while "B" quality space was $18.71 per square foot. Activity is expected to be good for 1997 with several new prospects coming on line. Activity was also favorable in the Queens market. During the third quarter of 1996,
--------

     (1) "New York Area Year End Market Report," Cushman & Wakefield, 1996.

87 properties were sold or leased representing 1.8 million square feet.(2)

The residential real estate market in the greater New York metropolitan area was also favorably impacted during 1996 by increased demand for housing during this period of low unemployment and generally stable interest rates. In much of New York City, the market has been robust. The number of homes sold in Queens increased by 2.6% while the number of homes sold on Staten Island increased almost 12%. While similar figures were not reported for Brooklyn, brokers are reporting stronger sales for 1996(3). In Nassau County, the number of home sales increased 7.7%, with the average sales price increasing 1.4%. In Suffolk County, the number of homes sold increased 12.2%, with the average sales price increasing 2.8%(4).

The Bank faces significant competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, credit unions, savings and loan associations and mortgage banking companies. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds, as well as from other financial institutions such as brokerage firms and insurance companies. Competition may also increase as a result of the lifting of federal restrictions on the interstate banking operations for financial institutions.

Lending Activities

Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional fixed rate mortgage loans and adjustable rate mortgage ("ARM") loans secured by one- to four-family residences and, to a lesser extent, commercial real estate loans, multi-family residential loans and other loans. At December 31, 1996, the Bank had total loans of $1.72 billion, of which $1.36 billion, or 78.91%, were one- to four-family residential mortgage loans, including co-op loans. Of the one- to four-family residential mortgage loans, including co-op loans, outstanding at that date, 37.7% were ARM loans and 62.3% were fixed rate loans. At
--------

     (2) "Brooklyn, Queens, Nassau, Suffolk Real Estate Report," Greiner, Maltz Co., Inc., Third Quarter 1996.

     (3) "In Much of the City, A Robust Market," The New York Times, March 16, 1997.

     (4)"Activity Report December 1996," Long Island Multiple Listing Service, 1996.

December 31, 1996, commercial real estate loans totalled $208.7 million, or 12.13% of total loans, multi-family loans totalled $24.3 million, or 1.41% of total loans, construction and land development loans totalled $12.3 million, or 0.72% of total loans, and the Bank's other loans, primarily consisting of a variety of consumer loans and automobile leases, totalled $117.5 million, or 6.83% of total loans.

The types of loans that the Bank may originate are subject to various federal and state laws and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board ("FRB"), legislative and tax policies and governmental budgetary matters.

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the total loan portfolio at the dates indicated.

                                                                             At December 31,
                                        --------------------------------------------------------------------------------------------
                                                   1996                            1995                             1994
                                        -------------------------       -------------------------       -------------------------
                                                         Percent                          Percent                         Percent
                                                            of                               of                              of
                                           Amount          Total          Amount            Total          Amount           Total
                                        ----------        -------       ----------        -------       ----------        -------
                                                                           (Dollars in thousands)
Mortgage loans:
  One- to four-family.                 $1,156,944           67.26%      $  973,086          68.22%      $  819,502          68.29%
  Co-op (1) .....................          200,462          11.65          137,972           9.67           71,307           5.94
  Multi-family ..................           24,324           1.41           23,745           1.66           25,390           2.12
  Commercial ....................          208,689          12.13          214,208          15.02          236,305          19.69
  Construction & land
    development .................           12,309           0.72            5,147           0.36            1,000           0.08
                                        ----------        -------       ----------        -------       ----------        -------
  Total mortgage loans                   1,602,728          93.17        1,354,158          94.93        1,153,504          96.12
                                        ----------        -------       ----------        -------       ----------        -------
Other loans:
  Student loans .................            2,649           0.15            3,029           0.21            5,699           0.47
  Consumer loans (2) ............           23,909           1.39           18,342           1.29           14,757           1.23
  Automobile leases .............           86,527           5.03           46,285           3.25           21,845           1.82
  Loans on savings
   accounts .....................            3,345           0.20            3,373           0.24            3,243           0.27
  Overdraft loans ...............              696           0.04              706           0.05              680           0.06
  Property improvement
   loans ........................              153           0.01              107           0.01               66           0.01
  Business loans ................              222           0.01              332           0.02              256           0.02
                                        ----------        -------       ----------        -------       ----------        -------
  Total other loans .............          117,501           6.83           72,174           5.07           46,546           3.88
                                        ----------        -------       ----------        -------       ----------        -------
  Total loans ...................        1,720,229         100.00%       1,426,332         100.00%       1,200,050         100.00%
                                        ----------        =======       ----------        =======       ----------        =======
Less:
  Unearned discounts,
    premiums and deferred
    loans fees and costs,
    net .........................            4,047                           2,758                           2,710
  Allowance for possible
    loan losses .................           14,370                          13,267                          12,045
                                        ----------                      ----------                      ----------
    Net loans ...................       $1,701,812                      $1,410,307                      $1,185,295
                                        ==========                      ==========                      ==========


                                                             At December 31,
                                        ---------------------------------------------------------
                                                     1993                           1992
                                        -------------------------       -------------------------
                                                          Percent                         Percent
                                                              of                              of
                                           Amount           Total         Amount            Total
                                        ----------        -------       ----------        -------
                                                          (Dollars in thousands)
Mortgage loans:
  One- to four-family.                  $  693,303          64.54%      $  534,718          56.24%
  Co-op (1) .....................           76,925           7.16           86,426           9.09
  Multi-family ..................           26,392           2.46           27,827           2.93
  Commercial ....................          238,605          22.21          250,729          26.37
  Construction & land
    development .................            1,671           0.16            3,101           0.33
                                        ----------        -------       ----------        -------
  Total mortgage loans                   1,036,896          96.53          902,801          94.96
                                        ----------        -------       ----------        -------
Other loans:
  Student loans .................            5,219           0.49            4,777           0.50
  Consumer loans (2) ............           14,648           1.36           19,204           2.02
  Automobile leases .............           13,138           1.22           18,703           1.97
  Loans on savings
   accounts .....................            3,456           0.32            3,843           0.40
  Overdraft loans ...............              727           0.07              810           0.09
  Property improvement
   loans ........................               26           0.00               87           0.01
  Business loans ................               64           0.01              509           0.05
                                        ----------        -------       ----------        -------
  Total other loans .............           37,278           3.47           47,933           5.04
                                        ----------        -------       ----------        -------
  Total loans ...................        1,074,174         100.00%         950,734         100.00%
                                        ----------        =======       ----------        =======
Less:
  Unearned discounts,
    premiums and deferred
    loans fees and costs,
    net .........................            1,590                           2,331
  Allowance for possible
    loan losses .................           13,760                          11,145
                                        ----------                      ----------
    Net loans ...................       $1,058,824                      $  937,258
                                        ==========                      ==========


(1) Consists of loans secured by shares representing interests in individual co-op units that are generally owner-occupied.

(2)  Consists primarily of home equity loans.

Loan Originations, Purchases, Sales and Servicing. The Bank originates and purchases both ARM and fixed rate loans, the amounts of which are dependent upon customer demand and market rates of interest. During 1996, the Bank originated or purchased a total of $412.9 million of real estate mortgage loans. Beginning in 1995, the Bank expanded its loan origination activities in its general lending area through wholesale correspondent loan programs with area mortgage bankers for the purchase of whole loans. The Bank also utilizes loan origination programs with area mortgage brokers for originations of mortgage loans. To a lesser extent, the Bank sells loans that it originates for the secondary market to the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and other secondary market purchasers. The amount of loans retained by the Bank is based upon market conditions and the Bank's funding requirements. The Bank may sell one- to four-family mortgage loans on a case-by-case basis. The Bank generally sells all loans without recourse and retains the servicing rights on such loans sold. As of December 31, 1996, the Bank was servicing approximately $137.6 million of loans for others. The Bank is generally paid a fee of 0.25% to 0.375% of the outstanding principal balance for servicing loans sold. For the year ended December 31, 1996, the Bank's loan servicing fee income totalled $556,000.

Loan Maturity and Repricing. The following table shows the maturity schedule for principal or period of repricing of the Bank's loan portfolio at December 31, 1996. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include estimated principal prepayments of $16.2 million.

                                                             At December 31, 1996
                             -------------------------------------------------------------------------------------
                                           Mortgage Loans on Real Estate
                             -------------------------------------------------------
                                One- to                                 Construction
                                 Four-         Multi-                     and Land        Other           Total
                               Family(2)       Family     Commercial     Development     Loans(3)         Loans
                             ----------       -------     ----------     -----------     --------       ----------
                                                                (In thousands)
Amounts due(1):
  Within one year ....       $  183,197       $ 5,416       $ 59,654       $12,309       $ 60,208       $  320,784
                             ----------       -------       --------       -------       --------       ----------
  After 1 year:
    1 to 2 years .....          180,184           730         38,572            --         29,299          248,785
    2 to 3 years .....          189,874           992         27,966            --         13,206          232,038
    3 to 5 years .....          326,454         1,612         31,872            --          3,125          363,063
    5 to 10 years ....          403,339         6,811         22,868            --          3,245          436,263
    Over 10 years ....           67,750         8,763         22,401            --             --           98,914
                             ----------       -------       --------       -------       --------       ----------
     Total due after
     1 year ..........        1,167,601        18,908        143,679            --         48,875        1,379,063
                             ----------       -------       --------       -------       --------       ----------
     Total amounts due       $1,350,798       $24,324       $203,333       $12,309       $109,083        1,699,847
                             ==========       =======       ========       =======       ========        =========
Non-accrual loans ....                                                                                      12,120
Deferred loan fees and
  costs, net                                                                                                 4,215
Less:
  Allowance for possible
    loan losses............                                                                                (14,370)
                                                                                                        ----------
      Total loans, net.....                                                                             $1,701,812
                                                                                                        ==========

(1)  Does not include non-accrual loans.

(2)  Includes co-op loans.

(3)  Net of unearned discount.

The following table sets forth, at December 31, 1996, the dollar amount of all fixed rate loans contractually due after December 31, 1997, and all adjustable rate loans repricing after December 31, 1997.

                                            Due after December 31, 1997
                                    ---------------------------------------------
                                    Fixed Rate     Adjustable Rate      Total
                                    ----------     ---------------     ----------
                                                  (In thousands)
Mortgage loans (1):
  One- to four-family(2)........      $782,429          $385,172       $1,167,601
  Multi-family..................        17,463             1,445           18,908
  Commercial real estate........        58,314            85,365          143,679
  Construction and land
    development.................            --                --               --
Other loans(1)..................        48,875                --           48,875
                                      --------          --------       ----------
Total loans.....................      $907,081          $471,982       $1,379,063
                                      ========          ========       ==========

        (1)  Does not include non-accrual loans.
        (2)  Includes co-op loans.

One- to Four-Family Mortgage Loans. The Bank offers first mortgage loans secured by one- to four-family residences, including townhouses, condominium and co-op units, located in its general lending area. The Bank offers such loans as fixed rate mortgage loans and ARM loans with maturities of 10 to 30 years. Loan originations are generally obtained through the Bank's correspondent mortgage banker and broker programs as well as from existing or past customers and members of the local communities located in the Bank's general lending area. Except as to loan amount, one- to four-family residential mortgage loans are generally underwritten according to FNMA and other agency guidelines. At December 31, 1996, 78.9% of the Bank's loans consisted of one- to four-family mortgage loans, including co-op loans. At such date, one- to four-family mortgage loans, including co-op loans, comprised $6.6 million, or 52.3%, of non-performing loans.

The Bank originates one- to four-family mortgage loans without employer verification of the borrower's level of income if the borrower's stated income is considered reasonable for the position held. These loans involve a higher degree of risk as compared to the Bank's other fully underwritten one- to four-family mortgage loans as there is a greater opportunity for borrowers to falsify or overstate their level of income and ability to service the indebtedness. Additionally, these loans are not readily saleable in the secondary market either as whole loans or when pooled or securitized. As a result, the Bank may not be able to sell such loans in the future through established programs in the secondary market. Management, however, does not believe that such inability will have a material adverse impact on the liquidity needs of the Bank, as the Bank may obtain funds, if necessary, from competitive deposit products, Federal Home Loan Bank of New York ("FHLB") advances, FHLB overnight and one month line of credit facilities or repurchase agreements, as well as from internally generated sources. See "Sources of Funds" for additional information regarding the Bank's primary sources of funds. With respect to such limited income check loans, the Bank has heightened its review and verification of the borrower's assets, limited the maximum loan-to-value ratio on such loans to no more than 75% and charged higher origination fees. During 1996, the Bank originated $39.4 million of limited income check loans, or 10.3% of total one- to four-family mortgage loan originations.

The Bank currently offers ARM loans secured by one- to four-family residential properties, including townhouses, condominium and co-op units, that adjust as follows: loans adjusting every one, three or five years, loans adjusting in the seventh year and then converting to three-year ARM loans and loans adjusting in the tenth year and converting to five-year ARM loans. The Bank offers these products with a conversion feature on the one- and three-year products which allows the borrower to convert after the first year to a fixed rate of interest for the remaining term of the loan. The maximum loan amount for which this feature is offered is $500,000. ARM loans that the Bank originates for retention are currently offered with terms of up to 30 years with 95% loan-to-value financing up to $300,000. The Bank also offers ARM loans in excess of $300,000 up to $1,000,000 and up to 80% of the lower of the appraised value or sales price of the property. Currently, the repricing rates on ARM loans fluctuate based upon a 275 basis-point spread above the average yield on United States treasury securities, after the initial rate is adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index") published weekly by the FRB. The repricing rates are generally subject to limitations on interest rate increases of a 2% adjustment per period and an aggregate adjustment of 6% over the life of the loan. For the year ended December 31, 1996, the Bank originated $130.8 million of one- to four-family residential ARM loans. At December 31, 1996, 37.7% of the Bank's one- to four-family residential mortgage loans, including co-op loans, consisted of ARM loans.

The volume and types of ARM loans originated by the Bank have been affected by such market factors as the level of interest rates, competition and consumer preferences. During 1996, the demand for fixed rate loans remained strong as market interest rates remained stable during the year. Cyclical decreases in market interest rates, however, would decrease the demand for ARM loans in favor of fixed rate loans. Although the Bank will continue to offer ARM loans, there can be no assurance that in the future the Bank will be able to originate a sufficient volume of ARM loans to increase or maintain the proportion that these loans bear to total loans.

The retention of ARM loans, as compared to fixed rate residential mortgage loans, in the Bank's loan portfolio helps reduce the Bank's exposure to increases in interest rates. However, ARM loans generally pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the underlying payment of the borrower will rise, thereby increasing the potential for default. In order to minimize risks, borrowers of one-year ARM loans are qualified at the higher of the maximum adjusted rate at the first adjustment or the FNMA minimum qualifying rate. The Bank has not in the past, nor does it currently, originate ARM loans which provide for negative amortization.

The Bank currently offers monthly and bi-weekly fixed rate mortgage loans with terms of 10 to 30 years secured by one- to four-family residences, including townhouses, condominium and co-op units. Interest rates charged on fixed and adjustable rate mortgage loans are competitively priced based upon market conditions. The Bank originates fixed rate loans for retention in its portfolio with loan-to-value ratios of up to 97% of the lower of the appraised value or sales price of the secured property for one-family primary residences up to FNMA loan limits of $214,000 on purchase transactions only. Also, on two-family primary residence purchase transactions, the maximum loan-to-value ratio is 95%, up to FNMA loan limits of $274,550. On one- and two-family purchases and non-cashout refinances, the Bank offers 90% financing up to $300,000 and up to 80% financing to $1,000,000 on 10-year and 15-year terms with monthly and bi-weekly payments and 20-year terms with bi-weekly payments. On three- and four-family purchases and non- cashout refinances, the Bank offers 80% financing up to FNMA and FHLMC limits for fixed rate terms from 20 to 30 years. On shorter term fixed rate loans (10 year, 15 year monthly/bi-weekly and 20 year bi-weekly) the Bank offers up to 80% financing to $1,000,000. The maximum financing on cashout refinance transactions on fixed rate terms from 20 to 30 years up to $300,000 is 75% for one- and two-family residences and up to FNMA limits for three- and four-family residences. Additionally, cashout refinances are available on 10-year, 15-year monthly/bi-weekly and 20-year bi-weekly loan products, with the maximum financing being 75% to $1,000,000. On co-op purchase transactions, the maximum financing is 80% on 10- year and 15-year monthly/bi-weekly fixed rates and 20-year bi-weekly loan products. On refinance transactions, the maximum term on a fixed rate loan is 20 years. Fixed rate loans that the Bank originates for sale are made under specific investor guidelines. For the year ended December 31, 1996, the Bank originated $250.8 million of fixed rate one- to four-family residential mortgage loans. During the fourth quarter of 1996, the Bank approved a program to originate "B" quality mortgage loans. "B" quality loans pose additional credit risk compared to the Bank's "A" loans, and the Bank charges higher rates or origination fees on these loans, requires larger equity or downpayments compared to "A" paper program loans and limits the origination to owner-occupied property only. For the year ended December 31, 1996, there were no originations under this program.

During 1996, the Bank purchased through its correspondent banker program one- and two-family Federal Housing Administration ("FHA") government insured loans. These loans carried a maximum loan-to-value ratio of 97.75%, exclusive of the up-front mortgage insurance premiums. The maximum loan amounts on one- and two-family transactions are $160,950 and $205,900, respectively. Total purchases for 1996 were $1.9 million.

The Bank generally requires private mortgage insurance on all one- to four-family, condominium or co-op mortgage loans with a loan-to-value ratio greater than 80%. An origination fee is generally not charged on one- to four-family primary residence full income verification mortgage loans. Mortgage loans in the Bank's portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent. It is the Bank's policy to enforce due-on-sale provisions within the applicable regulations and guidelines imposed by New York State law and secondary market purchasers.

The Bank also originates second mortgage loans secured by one- to four-family and condominium owner-occupied residences. The underwriting standards and procedures applicable to these loans are the same as for the Bank's one- to four-family first mortgage loans. As of December 31, 1996, second mortgage loans totalled $5.4 million, or 0.3% of total mortgage loans on real estate.

Multi-Family Lending. The Bank originates fixed rate and adjustable rate multi-family loans which are secured by apartment buildings and mixed use (commercial and residential) properties generally located in the greater New York metropolitan area and surrounding counties. The Bank, however, in the past, originated loans secured by multi-family properties located outside its general geographic lending area. These "out-of-area" multi-family loans generally are insured by the FHA. At December 31, 1996, the Bank had 34 multi-family loans outstanding totalling $24.3 million, or 1.4% of total loans.

Multi-family loans are currently made with adjustable terms of five years to maturity or provide for an interest rate adjustment at least every five years, and fixed rate loans with maturities generally not exceeding 15 years. These loans are generally made in amounts up to 75% of the appraised value of the secured property, based on an appraisal performed by Bank personnel or an outside independent appraiser, and are limited generally to a minimum amount of $300,000 and a maximum of $5.0 million. Larger loans may be made from time to time. In making such loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate and its ability to support the debt service. Currently, the Bank requires the net cash flow generated by the property to provide for the Bank's debt service plus an additional 25%. Affordable multi-family loans generally have higher loan-to-value ratios and lower debt service coverage ratios. The Bank also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's lending experience with the borrower. The Bank also generally requires personal guarantees on all multi-family loans. At December 31, 1996, the Bank's three largest multi-family loans, all of which were FHA insured, consisted of a $2.5 million first mortgage loan, originated in 1979, secured by eleven 3 story garden apartments (187 units) located in Virginia Beach, Virginia; a $2.1 million first mortgage loan, originated in 1979, secured by a 144- unit garden apartment building located in Wayne, Michigan; and a $2.0 million first mortgage loan, originated in 1979, secured by a

144-unit garden apartment building located in Kingston, New York. As of December 31, 1996, these loans were performing in accordance with their terms.

Commercial Real Estate Lending. The Bank originates loans secured by commercial real estate properties generally located in the greater New York metropolitan area and surrounding counties. The properties securing such loans generally consist of office buildings, shopping centers, light industrial buildings and other properties used solely for business purposes. Commercial real estate loans generally carry adjustable interest rates with terms up to 15 years, with the initial rate based upon market conditions and adjustments based on a spread of 2% to 3% above the FHLB borrowing rate for corresponding terms or short-term fixed rates generally not exceeding five years. The Bank generally originates commercial real estate loans as balloon repayment loans with maturities or interest rate adjustments of three or five years and amortization schedules of 15 to 30 years. These loans are made in accordance with the same terms and underwriting standards that apply to the Bank's multi-family loans. The average loan size for the Bank's commercial real estate loans outstanding at December 31, 1996 was approximately $593,000.

The Bank's three largest commercial real estate loans as of December 31, 1996 consisted of first and second mortgages totaling $3.6 million secured by industrial buildings located in Suffolk County, New York; a $3.6 million mortgage loan, modified during 1996, secured by industrial buildings located in Suffolk County, New York; and first and second mortgages totaling $3.4 million secured by a shopping center located in Nassau County, New York. As of December 31, 1996, the two industrial mortgage loans were performing within their terms. The shopping center loans were in default and foreclosure proceedings have commenced.

The Bank's largest concentration of loans-to-one-borrower at December 31, 1996 consisted of nine loans secured by nine commercial real estate properties located in the New York City Boroughs of Brooklyn and Queens and in Nassau County. As of December 31, 1996, the outstanding balance of these loans totalled $9.3 million and, as of such date, all such loans were performing in accordance with their terms. At December 31, 1996, the Bank's concentration of such loans did not exceed its internal $28.7 million loans-to-one-borrower limitation, which is the lesser of 1% of assets or 15% capital.

Loans secured by commercial real estate properties generally involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or economy. Additionally, market declines in real estate values have been more pronounced with respect to commercial real estate. The Bank has minimized these risks by originating such loans on a selective basis, although the Bank plans to increase commercial real estate originations going forward.

Construction and Land Development Loans. The Bank originates construction and land development loans generally for the construction of commercial and light industrial buildings, apartment buildings, one- to four-family residential properties and condominium developments located in the Bank's general lending area. These loans may generally be made in amounts up to $5.0 million. At December 31, 1996, advances on construction and land development loans totalled $12.3 million, or 0.7% of total loans. In addition, construction and land development loans had unadvanced amounts of $33.9 million. At December 31, 1996, the three largest construction loans, including unadvanced amounts, were a $13.6 million loan to finance the construction of a 438 unit senior co-op apartment project located in Nassau County, New York; an $8.5 million loan to finance the construction of a 216 unit senior garden apartment project located in Suffolk County, New York; and an $8.5 million loan to finance the construction of 58 affordable two-family homes in a subdivision located in Brooklyn, New York. The Bank generally requires firm end-loan commitments and personal guarantees on all construction and land development loans. Advances are made to borrowers as phases of construction of the property are completed. Construction and land development loans involve a greater degree of risk than other real estate loans due to the fact that the underwriting of such loans is based on an estimated value of the developed property, which can be difficult to ascertain in light of uncertainties inherent in such estimations.

Consumer and Other Lending. The Bank originates other loans for business, personal, family or household purposes, which generally consist of home-equity loans, student loans, overdraft loans, commercial lines of credit and personal lines of credit. These loans may generally be made in amounts up to $50,000 with terms up to 15 years for secured loans, and in amounts up to $10,000 with terms up to four years for unsecured loans. The Bank also originates loans and purchases leases originated by an unrelated third party which are secured by automobiles and are reviewed by the Bank's underwriting personnel. As of April 1, 1997, the Bank will no longer be purchasing such automobile leases from the unrelated third party. See page 16 of the 1996 Annual Report to Stockholders for more information. As of December 31, 1996, consumer and other loans, net of unearned discounts, totalled $109.2 million, or 6.4% of total loans. The Bank offers credit cards to its customers through a third party financial institution and receives an origination fee and transactional fees for processing such accounts, but does not underwrite or finance any portion of the credit card receivables.

Loan Underwriting. For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required and is currently performed by staff appraisers or independent appraisers who are approved by the Bank's Board of Directors. The Bank requires title insurance on all mortgage loans, except for certain consumer loans, secured by real estate. For first mortgage loans, borrowers must obtain hazard insurance. Borrowers may also be required to obtain flood insurance prior to closing. In the case of first mortgage loans, borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and private mortgage insurance premiums, if required.

Environmental Issues

The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property serving as security for bank loans. In addition, the existence of hazardous materials may make it unfeasible for a lender to foreclose on such property. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may be substantial for loans secured by residential real estate if environmental contamination makes such property unsuitable for use. This could also have a negative effect on property values. The Bank attempts to control its risk by training its appraisers, inspectors and underwriters to be cognizant of signs indicative of environmental hazards. In addition, since 1991 the Bank has generally required a Phase I Environmental Report, conducted by a qualified environmental engineer, for all newly originated and renewed commercial real estate loans. It is the Bank's policy not to make loans secured by properties on which a potential environmental hazard is indicated in the Phase I Environmental Report. With respect to residential loans, FNMA guidelines require that appraisals for single family residences on which the Bank lends include comments on environmental influences. No assurance can be given, however, that the values of properties securing loans in the Bank's portfolio will not be adversely affected by unforeseen environmental risks, although the Bank is unaware of any environmental issues which would subject it to any material liability at this time.

Delinquent Loans and Foreclosed Assets

The Bank's collection procedures applicable to one- to four-family mortgage loans include a late notice being sent at the time payment is over 15 days past due. A default letter is sent at the time the payment becomes 30 days past due. Telephone contact is initiated and continued at this time. A third letter is sent after the 45th day of delinquency if no favorable response is received. If payment remains uncollected, a demand for satisfaction is sent by the 60th day. If contact is made with the borrower at any time prior to foreclosure, the Bank attempts to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. Most loan delinquencies are cured within 90 days and no legal action is taken. Foreclosure notices generally are sent when a loan is 90 days delinquent.

The Bank's collection procedures applicable to commercial real estate and multi-family loans are generally similar to those discussed above; however, if an agreeable resolution of the delinquency is not reached, a notice of intent to foreclose is generally sent after the 45th day of delinquency, and the matter is generally referred to the Bank's attorneys after the 60th day of delinquency.

With respect to delinquent payments regarding other loans, delinquency letters are sent to borrowers at the end of 15 and 30 days and monthly thereafter, as needed. Any overdraft account over 60 days delinquent is frozen. In the event such loans become delinquent 120 days or more, the account is generally charged off and legal action is pursued.

The Bank generally continues accruing interest on all delinquent secured loans until either foreclosure proceedings have been commenced or the loan is 120 days past due and continues to accrue interest on all delinquent unsecured loans until the loan is 90 days past due. The Bank reverses any accrued interest upon foreclosure when the outstanding loan balance exceeds 90% of the appraised value of the property.

The following table sets forth information regarding all non-accrual loans, loans which are 90 days or more delinquent but on which the Bank is accruing interest and foreclosed real estate at the dates indicated. If all non-accrual loans had been performing in accordance with their original terms and had been outstanding from the earlier of the beginning of the year or origination, the Bank would have recorded interest income of $1.2 million, $1.1 million and $2.7 million for 1996, 1995 and 1994, respectively, as opposed to $584,000, $88,000 and $236,000, which was included in interest income for such years, respectively.

                                                                      At December 31,
                                               ----------------------------------------------------------------
                                                1996          1995           1994         1993           1992
                                               -------       -------        -------     -------         -------
                                                                   (Dollars in thousands)
Non-accrual mortgage loans.................    $11,964       $17,067        $35,534     $34,234         $36,202
Non-accrual other loans....................        156           164            116         232             624
                                               -------       -------        -------     -------         -------
   Total non-accrual loans and
     restructured loans....................     12,120        17,231         35,650      34,466          36,826
                                               -------       -------        -------     -------         -------
Mortgage loans 90 days or more
  delinquent and still accruing............        446         1,425            289       2,936           1,030
Other loans 90 days or more
  delinquent and still accruing............         63            46             59          72             100
                                               -------       -------        -------     -------         -------
   Total non-performing loans(2)...........     12,629        18,702         35,998      37,474          37,956
                                               -------       -------        -------     -------         -------
Non-performing securities(1)...............          -             -            350         350             429
Other real estate owned(1).................      3,264         6,547          6,535       7,077          14,777
                                               -------       -------        -------     -------         -------
   Total non-performing assets.............    $15,893       $25,249        $42,883     $44,901         $53,162
                                               =======       =======        =======     =======         =======

Non-performing loans to total
  loans(2).................................      0.74%         1.31%          3.01%       3.49%           4.00%
Non-performing assets to total
  assets(2)................................      0.49%         0.87%          1.67%       2.24%           3.31%

(1)  Net of related allowance for possible losses.

(2) Non-performing loans excludes loans which have been restructured and are accruing and performing in accordance with the restructured terms. Restructured, accruing loans totaled $5,297,000, $6,391,000, $6,251,000,
     $4,813,000 and $14,405,000 at December 31, 1996, 1995, 1994, 1993 and 1992,
     respectively.

At December 31, 1996, all restructured loans were performing in accordance with their terms.

At December 31, 1996, other real estate owned totalled $3.3 million, net of a $169,000 reserve. Other real estate owned at December 31, 1996 consisted of 2 parcels of undeveloped land with an aggregate carrying value of $1.9 million, and one- to four-family residential properties, including co-op units, with an aggregate carrying value of $1.5 million. The Bank generally conducts appraisals on all properties securing loans in foreclosure and foreclosed real estate annually and, if necessary, charges-off any declines in value at such times.

It is the Bank's general policy to dispose of properties acquired through foreclosure or deeds in lieu thereof as quickly and as prudently as possible in consideration of market conditions and the condition of such property, with the exception of properties held by the Bank's subsidiary, BSR, Inc. ("BSR"), which generally are rented and offered for sale upon lease termination, and property held by the Bank's subsidiary, Roosevelt Land Corp., for which the Bank is attempting to obtain subdivision zoning approval for vacant land. At December 31, 1996, there were no properties in BSR and signed contracts were in place for the sale of the vacant land.

Potential problem loans, as of December 31, 1996, not reflected in the balance of non-accrual loans, loans 90 days past due and accruing interest or restructured loans consisted of seven commercial real estate loans aggregating approximately $3.7 million. These loans are experiencing late payments due generally to vacancies or cash flow problems of the borrower.

Allowance for Possible Loan Losses

The allowance for possible loan losses is maintained through provisions for possible loan losses based on management's evaluation of the risks inherent in its loan portfolio and delinquency trends in its loan portfolio and the national and regional economies. The Bank's policy sets forth the procedures for reviewing the adequacy of the allowance for possible loan losses and maintaining the allowance at an appropriate level given the risk characteristics of the Bank's loan portfolio. The Bank relies principally on the ongoing, comprehensive analysis of the Bank's loan portfolio in determining the adequacy of the allowance for possible loan losses. The evaluation also includes a system of ranges and percentages as a supplemental measure for reviewing the adequacy of the allowance for possible loan losses.

The following table sets forth the Bank's allowance for possible loan losses at the dates indicated. The balances below represent general loan loss reserves and are not allocable to specific loans in the Bank's portfolio.

                                                               For the year ended December 31,
                                                 --------------------------------------------------------------
                                                  1996          1995         1994           1993          1992
                                                 -------       -------     -------        -------        ------
                                                                   (Dollars in thousands)

Balance at beginning of year................     $13,267       $12,045     $13,760        $11,145        $7,337
Provisions for possible loan losses.........       1,400         3,050       2,250          6,100         8,050
Loans charged off:
  One- to four-family.......................         243           684         712            484           507
  Co-op.....................................         148           113         175            155           214
  Multi-family..............................          --            --          98             11           ---
  Commercial................................          57         2,095       3,178          2,651         2,912
  Construction and land development.........          --           ---         ---            158           782
  Other.....................................          90           127         184            408           563
                                                 -------       -------     -------        -------        ------
    Total loans charged off.................         538         3,019       4,347          3,867         4,978
Recoveries:
  Mortgage loans............................         199         1,128         271            230           160
  Other.....................................          42            63         111            152           576
                                                 -------       -------     -------        -------        ------
    Total recoveries........................         241         1,191         382            382           736
                                                 -------       -------     -------        -------        ------
Balance at end of year......................     $14,370       $13,267     $12,045        $13,760       $11,145
                                                 =======       =======     =======        =======       =======
Ratio of net charge-offs during the
  year to average gross loans
  outstanding during the year...............       0.02%         0.14%       0.34%          0.35%         0.46%
Ratio of allowance for possible loan
  losses to total gross loans
  outstanding at the end of the year........       0.84          0.93        1.01           1.28          1.18
Ratio of allowance for possible loan
  losses to non-performing loans at the
  end of the year...........................     113.79         70.94       33.46          36.72         29.36


The allowance for possible loan losses at December 31, 1996, 1995, 1994, 1993 and 1992 is allocated as follows:


                                                                    At December 31,
                                         ------------------------------------------------------------------------
                                                1996                     1995                       1994
                                         --------------------    ---------------------      ---------------------
                                                   Percent of               Percent of                 Percent of
                                                    Loans in                 Loans in                   Loans in
                                                    Category                 Category                   Category
                                                    To Total                 To Total                   To Total
                                          Amount      Loans       Amount       Loans        Amount        Loans
                                         -------   ---------      -------   ----------      -------    ----------
                                                                (Dollars in thousands)
Loan Category
Mortgage loans:
  One- to four-family...............     $ 6,167      67.26%      $ 3,006      68.22%       $ 2,163       68.29%
  Co-op.............................       1,002       11.65          496        9.67           532         5.94
  Multi-family......................         159        1.41            -        1.66           298         2.12
  Commercial........................       6,434       12.13        9,211       15.02         8,831        19.69
  Construction and land
    development.....................          62        0.72            -        0.36             -         0.08
Other loans.........................         546        6.83          554        5.07           221         3.88
                                         -------      -----       -------      -----        -------       -----
  Total.............................     $14,370     100.00%      $13,267     100.00%       $12,045      100.00%
                                         =======     ======       =======     ======        =======      ======

                                                          At December 31,
                                        --------------------------------------------------------
                                               1993                            1992
                                        ------------------------       -------------------------
                                                     Percent of                       Percent of
                                                      Loans in                         Loans in
                                                     Category To                     Category To
                                                        Total                           Total
                                        Amount          Loans          Amount           Loans
                                        ------       -----------       ------        -----------
                                                      (Dollars in thousands)
Loan Category
Mortgage loans:
  One- to four-family............       $ 3,700          64.54%        $ 2,672           56.24%
  Co-op..........................         1,140           7.16             884            9.09
  Multi-family...................           170           2.46             151            2.93
  Commercial.....................         7,900          22.21           6,585           26.37
  Construction and land
    development..................            60           0.16              90            0.33
  Other loans....................           790           3.47             763            5.04
                                        -------          -----         -------           -----
     Total.......................       $13,760         100.00%        $11,145          100.00%
                                        =======         ======         =======          ======

Securities Activities

The policies of the Registrant and the Bank with respect to investments in securities are set by their respective Boards of Directors. These policies dictate that investment decisions will be made based on the safety of the investment, liquidity requirements and potential return on investments. Authority is delegated to certain officers to carry out the investment policies.

The current policies permit investments in various types of securities including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, banker's acceptances of other Board approved financial institutions, investment grade corporate debt securities, commercial paper, federal funds and equities. The Bank previously purchased public utility debt securities and Canadian debt securities, but during the past five years has not purchased such securities; however, the Bank and/or Registrant may in the future purchase such securities. The Registrant and the Bank currently do not participate in hedging programs or interest rate swaps and do not invest in non-investment grade bonds or high risk mortgage derivatives. Furthermore, the Registrant and the Bank do not engage in any material derivative instrument transactions falling under the scope of Statement of Financial Accounting Standards ("SFAS") No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments."

The Company adopted SFAS No. 115, "Accounting for Investments in Certain Debt and Equity Securities," as of December 31, 1993. SFAS No. 115 requires securities classified as available for sale to be recorded at estimated fair value, with changes in the net unrealized gains or losses of available for sale securities reported, net of tax, as a separate component in stockholders' equity. The adoption of SFAS No. 115 had no impact on 1993 net income. On March 31, 1995, the Company transferred certain mortgage-backed securities from available for sale to held to maturity. On December 15, 1995, in connection with a one-time opportunity permitted by the Financial Accounting Standards Board and regulatory agencies, the Company transferred certain securities from held to maturity to available for sale. Additional information regarding these securities transfers appears on page 13 of the Registrant's 1996 Annual Report to Stockholders in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity" and is incorporated by reference herein.

Securities classified as held to maturity are stated at amortized cost (unpaid principal in the case of mortgage-backed securities), adjusted for amortization of premiums and accretion of discounts, as the Company has the intent and ability to hold these securities until maturity. Premiums and discounts on these securities are recognized in interest income using the level-yield method over the period to maturity, adjusted in the case of mortgage-backed securities for anticipated prepayments. Marketable equity securities, bonds and other debt and mortgage-backed securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or other similar factors, are classified as available for sale and recorded at estimated fair value.

The Company follows a policy of reserving for specific securities when, in the opinion of the Company's management, the securities may have experienced a decline in value that is other than temporary. Since the Company's adoption of SFAS No. 115, both the available for sale and the held to maturity securities portfolios that appear on page 34 of the Registrant's 1996 Annual Report to Stockholders have experienced substantial volatility in estimated fair values, which has been directly attributable to changes in market interest rates. As of December 31, 1996, the gross unrealized losses in the held to maturity and available for sale portfolios are considered by management of the Company to be temporary.

The Bank's policies permit purchases of U.S. Treasury and federal agency securities with maturities of five years or less for trading, up to a limit of 2% of its assets and, in the past, the Bank has purchased such securities for trading. As of December 31, 1996, the Bank did not have any open positions in its trading portfolio.

The following table sets forth certain information regarding the amortized cost and estimated fair values of the Company's securities held to maturity and FHLB capital stock:

                                                                     At December 31,
                                       ---------------------------------------------------------------------------
                                                1996                      1995                     1994
                                       ------------------------     --------------------     ---------------------
                                                     Estimated                 Estimated                 Estimated
                                       Amortized       Fair        Amortized      Fair      Amortized       Fair
                                         Cost          Value          Cost        Value        Cost        Value
                                       ----------    ----------     --------    --------     --------     --------
                                                                 (Dollars in thousands)
HELD TO MATURITY, NET:
Bonds:
  U.S. government obligations......... $      ---    $      ---     $    ---    $    ---     $157,441     $153,968
  Federal agencies....................      6,000         5,926       14,424      14,432       34,416       31,932
  Public utilities....................      1,001           947        1,050       1,021        1,076          928
  Municipal bonds.....................      6,921         7,102        7,962       8,208        8,434        8,032
  Industrial and financial bonds......     39,710        39,690       75,131      75,048      121,097      118,440
  Canadian bonds......................          -             -          225         243          336          363
                                       ----------    ----------     --------    --------     --------     --------
    Total bonds.......................     53,632        53,665       98,792      98,952      322,800      313,663
Mortgage-backed securities:...........
  FNMA, net(1)........................     98,178        96,258      109,281     109,210      110,907       99,863
  GNMA, net...........................    755,479       764,530      533,301     553,292      346,347      333,179
  FHLMC, net(1).......................     98,737       100,211      111,347     115,630       47,706       43,950
  CMO, net(1).........................      2,906         3,038        2,902       3,113          ---          ---
                                       ----------    ----------     --------    --------     --------     --------
    Total mortgage-backed securities..    955,300       964,037      756,831     781,245      504,960      476,992
                                       ----------    ----------     --------    --------     --------     --------
      Total held to maturity, net..... $1,008,932    $1,017,702     $855,623    $880,197     $827,760     $790,655
                                       ==========    ==========     ========    ========     ========     ========

  FHLB capital stock(2)............... $   33,390    $   33,390     $ 33,603    $ 33,603     $ 31,260     $ 31,260
                                       ==========    ==========     ========    ========     ========     ========



(1) Amounts at December 31, 1996 and 1995 include certain securities which were transferred between securities portfolios during 1995. Additional information regarding the recorded amounts of these securities appears on pages 33 and 34 of the 1996 Annual Report to Stockholders in Note (3) of Notes to Consolidated Financial Statements and is incorporated by reference herein.

(2) FHLB capital stock is non-marketable and redeemable at par. Accordingly, amortized cost and estimated fair value of such stock is at par value.

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company's debt securities held to maturity at December 31, 1996. No amortization payments are considered with respect to the mortgage-backed securities. No prepayments have been considered in the calculation of the weighted average years to maturity.

                                                                 At December 31, 1996
                                     ----------------------------------------------------------------------------
                                                                  After One Year            After Five Years
                                        One Year or Less        Through Five Years          Through Ten Years
                                     -----------------------    ----------------------     ----------------------
                                                    Weighted                  Weighted                   Weighted
                                     Amortized       Average    Amortized      Average     Amortized      Average
                                       Cost          Yield         Cost         Yield         Cost          Yield
                                     ---------      --------    ---------     --------     ---------      -------
                                                                (Dollars in thousands)
HELD TO MATURITY, NET:
Bonds:
  Federal agencies.................   $   ---         ---%       $ 6,000       4.32%        $  ---          ---%
  Public utilities.................       100         6.10           250        5.87           401          5.53
  Municipal bonds..................       405         5.59         2,905        5.46         1,443          5.84
  Industrial and financial bonds...    33,895         6.14         5,171        7.57           644          3.19
                                      -------                    -------                    ------
    Total bonds....................    34,400         6.13        14,326        5.75         2,488          5.10
Mortgage-backed securities.........       690         4.91         6,237        5.36         4,547          5.79
                                       ------                     ------                     -----
    Total..........................   $35,090         6.11       $20,563        5.63        $7,035          5.54
                                      =======                    =======                    ======



                                                                 At December 31, 1996
                                      ------------------------------------------------------------------------------
                                         After 10 Years                      Total Held to Maturity Securities
                                      ----------------------    -----------------------------------------------------
                                                                  Average
                                                    Weighted     Remaining                  Estimated        Weighted
                                      Amortized      Average      Years to   Amortized        Fair            Average
                                         Cost         Yield       Maturity      Cost          Value            Yield
                                      ---------     --------     ---------   ---------      ---------        --------
                                                                (Dollars in thousands)
HELD TO MATURITY, NET:
Bonds:
  Federal agencies.................    $   ---         ---%         2.07    $    6,000      $    5,926         4.32%
  Public utilities.................        250         5.55         5.80         1,001             947          5.68
  Municipal bonds..................      2,168         5.54         6.68         6,921           7,102          5.57
  Industrial and financial bonds...        ---          ---         1.63        39,710          39,690          6.28
                                      --------                              ----------      ----------
    Total bonds....................      2,418         5.54         2.41        53,632          53,665          5.96
Mortgage-backed securities.........    943,826         7.68        24.80       955,300         964,037          7.65
                                      --------                              ----------      ----------
    Total..........................   $946,244         7.68        23.60    $1,008,932      $1,017,702          7.57
                                      ========                              ==========      ==========



The following table sets forth certain information regarding the amortized cost and estimated fair values of the Company's available for sale securities:

                                                                     At December 31,
                                       -------------------------------------------------------------------------
                                                 1996                     1995                     1994
                                       ----------------------    ---------------------    ----------------------
                                                    Estimated                Estimated                 Estimated
                                        Amortized      Fair      Amortized      Fair      Amortized      Fair
                                          Cost        Value        Cost        Value        Cost         Value
                                        --------     --------    --------     --------    --------      --------
                                                                     (In thousands)
AVAILABLE FOR SALE:
Bonds, debt securities and equities:
  U.S. government obligations.........  $214,989     $214,585    $178,699     $182,584    $262,413      $257,310
  Federal agencies....................    98,057       97,074      82,318       83,139         ---           ---
  Public utility bonds................       ---          ---         804          795         914           948
  Municipal bonds.....................       ---          ---         ---          ---          47            46
  Industrial and financial bonds......     4,059        4,126      26,420       27,289       2,989         2,925
  Common and preferred stocks.........    19,448       21,661       9,067       10,347      11,163        10,750
                                        --------     --------    --------     --------    --------      --------
  Total bonds, debt securities and
    equities..........................   336,553      337,446     297,308      304,154     277,526       271,979
                                        --------     --------    --------     --------    --------      --------
Mortgage-backed securities:
  FNMA, net(1)........................    17,393       17,453      48,717       50,379      36,061        34,256
  GNMA, net...........................    60,259       60,552     125,056      128,569      24,384        24,239
  FHLMC, net(1).......................    25,717       26,396      37,546       39,343      89,260        79,797
  CMO, net(1).........................       ---          ---       8,235        8,551      13,025        12,259
                                        --------     --------    --------     --------    --------      --------
    Total mortgage-backed securities..   103,369      104,401     219,554      226,842     162,730       150,551
                                        --------     --------    --------     --------    --------      --------
      Total...........................  $439,922     $441,847    $516,862     $530,996    $440,256      $422,530
                                        ========     ========    ========     ========    ========      ========


(1) Amounts at December 31, 1996 and 1995 include certain securities which were transferred from held to maturity to available for sale. Additional information regarding the recorded amounts of these securities appears on pages 33 and 34 of the 1996 Annual Report to Stockholders in Note (3) of Notes to Consolidated Financial Statements and is incorporated by reference herein.

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company's debt securities classified available for sale at December 31, 1996. No amortization payments are considered with respect to the mortgage-backed securities. No prepayments have been considered in the calculation of the weighted average years to maturity.

                                                         At December 31, 1996
                                      --------------------------------------------------------------
                                                             After One Year     After Five Years
                                      One Year or Less     Through Five Years   Through Ten Years
                                      -------------------  -------------------  --------------------
                                                 Weighted             Weighted              Weighted
                                      Amortized  Average   Amortized  Average   Amortized   Average
                                        Cost      Yield       Cost     Yield       Cost      Yield
                                      ---------  --------  ---------  --------  ---------   --------
                                                        (Dollars in thousands)
AVAILABLE FOR SALE:
Bonds and other debt securities:
  U.S. government obligations......    $11,994     5.63%    $197,126    5.77%    $ 5,869     6.88%
  Federal agencies.................        ---      ---       87,057    6.33      11,000     6.79
  Industrial and financial bonds...        ---      ---        4,059    8.04         ---      ---
                                       -------              --------             -------
    Total bonds and other debt
      securities...................     11,994     5.63      288,242    5.97      16,869     6.82
Mortgage-backed securities.........        ---      ---          918    7.31         ---      ---
                                       -------              --------             -------
    Total..........................    $11,994     5.63     $289,160    5.98     $16,869     6.82
                                       =======              ========             =======



                                                         At December 31, 1996
                                    -----------------------------------------------------------------------
                                       After 10 Years        Total Available for Sale Securities
                                    ------------------   --------------------------------------------------
                                                         Average
                                               Weighted  Remaining                   Estimated    Weighted
                                    Amortized   Average   Years to     Amortized        Fair       Average
                                       Cost      Yield    Maturity        Cost          Value       Yield
                                    ---------   -------   --------     ---------      --------     --------
                                                        (Dollars in thousands)
AVAILABLE FOR SALE:
Bonds and other debt securities:
  U.S. government obligations...... $    ---      ---%       2.01       $214,989      $214,585       5.80%
  Federal agencies.................      ---       ---       4.12         98,057        97,074       6.38
  Industrial and financial bonds...      ---       ---       2.56          4,059         4,126       8.04
                                    --------                            --------      --------
    Total bonds and other debt
      securities...................      ---       ---       2.72        317,105       315,785       6.01
Mortgage-backed securities.........  102,451      7.40      22.35        103,369       104,401       7.40
                                    --------                            --------      --------
    Total.......................... $102,451      7.40       6.82       $420,474      $420,186       6.35
                                    ========                            ========      ========



Mortgage-Backed Securities Activities. The Bank has historically invested in mortgage-backed securities as an alternative investment to loan origination. At December 31, 1996, mortgage-backed securities had a total amortized cost of $1.06 billion and a total estimated fair value of $1.07 billion. As a percentage of the Company's held to maturity and available for sale securities portfolios, the amortized cost of mortgage-backed securities at December 31, 1996 represented 94.7% and 23.5%, respectively.

The Bank's policies permit investment in mortgage-backed securities that are insured or guaranteed by the FHLMC, FNMA or the Government National Mortgage Association ("GNMA") and do not allow investments in riskier mortgage derivative products, such as stripped mortgage-backed securities or residuals.

Source of Funds

General. Deposits, FHLB borrowings, loans and mortgage-backed securities repayments and maturities and redemptions of held to maturity securities and the available for sale securities portfolio are the primary sources of the Bank's funds for lending, investing and other general purposes. The Registrant's primary sources of funds are its available for sale securities portfolio and its dividend sources from the Bank to the extent such payments are permitted by law or regulation.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of passbook savings, NOW, demand deposits, money market and certificate of deposit accounts. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Bank's deposits are obtained primarily from the areas in which its banking offices are located. Management determines the Bank's deposit rates based upon market conditions and local competition. The Bank has not used brokers to obtain deposits, and relies primarily on customer service, offering new deposit products, competitive pricing, marketing and long-standing relationships with customers to attract and retain these deposits. Certificate of deposit accounts in excess of $100,000 are not actively solicited by the Bank. Additionally, the Bank currently does not pay a rate of interest on certificate of deposit accounts in excess of $100,000 that is higher than the rate paid on any other dollar denomination of certificate of deposit accounts and currently does not offer a negotiated rate on certificate of deposit accounts.

At December 31, 1996, the Bank had outstanding $160.0 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:

                                                                            Weighted Average
                                                           Amount             Interest Rate
                                                       --------------       -----------------
                                                       (In thousands)
MATURITY PERIOD
3 months or less....................................       $ 48,359                  5.37%
Over 3 through 6 months.............................         31,932                  5.61
Over 6 through 12 months............................         29,417                  5.90
Over 12 months......................................         50,311                  6.30
                                                            -------
   Total............................................       $160,019                  5.81
                                                            =======


The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Information with respect to the average balances and average rates paid on the various categories of deposits appears on page 15 of the Registrant's 1996 Annual Report to Stockholders in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference herein.

                                                                 At December 31,
                         -------------------------------------------------------------------------------------
                                     1996                             1995                         1994
                         ------------------------------   -------------------------------   ------------------
                                               Weighted                          Weighted                       Weighted
                                     Percent    Average               Percent     Average             Percent    Average
                                    of Total    Nominal               of Total    Nominal             of Total   Nominal
                           Amount    Deposits    Rate      Amount     Deposits     Rate     Amount    Deposits    Rate
                         ---------  ---------  --------   --------    --------   --------   ------    -------
                                                             (Dollars in thousands)
Passbook accounts.....  $  581,074    24.80%     2.92%    $501,467      24.60%     2.74%  $  474,789    27.99%     2.37%
NOW accounts..........       8,292     0.35      2.97       64,409       3.16      3.13       48,778     2.87      2.87
Demand accounts.......      62,116     2.65       ---       58,641       2.88       ---       55,590     3.28       ---
                         ---------   ------             ----------    -------             ----------   ------
Total.................     651,482    27.80      2.63      624,517      30.64      2.52      579,157    34.14      2.18
                         ---------   ------             ----------    -------             ----------   ------
Money market accounts.      77,229     3.29      2.21       67,163       3.29      3.19       47,810     2.82      2.39
Certificate of
   deposit accounts:
$100,000 or more......     160,019     6.83      5.81      119,422       5.86      6.00       91,503     5.39      5.95
  CD's original
    maturity of:
    6 months and less.     333,907    14.25      5.35      226,392      11.11      5.20      115,569     6.81      4.59
    6 to 12 months....     181,539     7.75      5.48      105,561       5.18      5.59       44,763     2.64      4.90
    12 to 30 months...     603,375    25.75      5.64      602,662      29.57      5.79      504,459    29.74      5.43
    30 to 48 months...      94,023     4.01      6.04       32,153       1.58      5.48       33,439     1.97      5.27
    48 to 72 months...     162,300     6.92      6.29      173,552       8.51      6.48      196,276    11.57      6.71
    72 to 96 months...      16,752     0.71      7.41       23,289       1.14      7.01       23,843     1.41      7.04
    96 months or more.      27,773     1.19      7.28       31,259       1.53      7.27       31,859     1.88      7.24
    IRA & Keogh less
      than 3 years....      35,114     1.50      6.26       32,371       1.59      5.84       27,681     1.63      5.08
                         ---------   ------             ----------    -------             ----------   ------
    Total.............   1,614,802    68.91      5.72    1,346,661      66.07      5.83    1,069,392    63.04      5.62
                         ---------   ------             ----------    -------             ----------   ------
Total deposits........  $2,343,513   100.00%     4.73   $2,038,341     100.00%     4.73   $1,696,359   100.00%      4.47
                        ==========   ======             ==========     ======             ==========   ======

Borrowings and Reverse Repurchase Agreements. Although deposits are the Bank's primary source of funds, the Bank also utilizes borrowings from the FHLB as an alternative funding source when economically advantageous. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Management believes that, should FHLB borrowings not be available in the future, it has other potential available sources of funds. Additional information regarding the Bank's liquidity appears on pages 22 and 23 of the Registrant's 1996 Annual Report to Stockholders in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference herein. At December 31, 1996, the Bank had $637.8 million of borrowings.

The Bank also may, from time to time, enter into sales of securities under agreements to repurchase ("repurchase agreements") with Board approved, nationally recognized investment banking firms. Repurchase agreements are accounted for as borrowings by the Bank and are secured by designated securities. The proceeds of these transactions are used to meet cash flow or asset/liability needs of the Bank. At December 31, 1996, $55.0 million of such funds were outstanding.

The following table sets forth certain information regarding borrowed funds for the dates indicated:

                                                       For the year ended December 31,
                                                      ----------------------------------------
                                                        1996            1995            1994
                                                      --------        --------        --------
                                                                    (Dollars in thousands)
FHLB borrowings:
  Average balance outstanding .................       $599,843        $600,560        $632,469
  Maximum amount outstanding at any month
    end during the year .......................        652,550         652,563         678,700
  Balance outstanding at end of year ..........        582,835         594,563         625,200
  Weighted average interest rate
    during the year ...........................           5.75%           5.71%           5.62%
  Weighted average interest rate
    at end of year ............................           5.88            5.74            5.74

Securities sold under agreements to repurchase:
  Average balance outstanding .................       $  7,392              --              --
  Maximum amount outstanding at any month
    end during the year .......................         55,000              --              --
  Balance outstanding at end of year ..........         55,000              --              --
  Weighted average interest rate during
    the year ..................................           5.56%             --              --
  Weighted average interest rate at end
    of the year ...............................           5.63              --              --

Total borrowings:
  Average balance outstanding .................       $607,235        $600,560        $632,469
  Maximum amount outstanding at any month
    end during the year .......................        652,550         652,563         678,700
  Balance outstanding at end of year ..........        637,835         594,563         625,200
  Weighted average interest rate
    during the year ...........................           5.75%           5.71%           5.62%
   Weighted average interest rate
     at end of year ...........................           5.86            5.74            5.74


Personnel

As of December 31, 1996, the Company had 355 full-time employees and 139 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

Subsidiary and Joint Venture Activities

Pursuant to its "leeway investment" authority under the New York Banking Law, the Bank formed a number of wholly-owned subsidiary corporations for the purposes of (i) taking "equity interests" in the construction and development of residential properties on which the Bank was making loans, (ii) acting as a custodian for documents pertaining to certain mortgage loans sold to FNMA, and
(iii) holding and maintaining properties acquired by the Bank as a result of foreclosure proceedings or deeds in lieu thereof. As of

December 31, 1996, the Bank had eleven such subsidiaries, seven of which were inactive during 1996.

Anaconda Enterprises, Inc. Anaconda Enterprises, Inc. ("Anaconda") is a wholly-owned subsidiary of the Bank that had been inactive prior to 1994. In 1994, however, this subsidiary was reactivated for the purpose of taking title, in a foreclosure sale, to a multi-family building located in Wichita, Kansas. The Bank was a participant in a syndicated loan and the lead lender for the syndicate. In November 1994, the foreclosed property was sold and distributions were made to the participants. At December 31, 1996, Anaconda had assets of $23,000 representing cash balances held in escrow for the participants.

Bellingham Corp. Bellingham Corp. ("Bellingham") is a wholly-owned subsidiary of the Bank formed in 1992 to enter into a joint venture to acquire a warehouse facility located in Suffolk County, New York. The joint venture was formed as a result of the restructuring of a previously restructured $2.5 million loan originally made by the Bank in 1986 to a partnership for the development of the property, which became delinquent in 1992. In August 1994, the Bank withdrew its equity interest pursuant to a restructuring agreement whereby the Bank increased the loan to $5.2 million at December 31, 1994 and increased its security position with other commercial properties having an aggregated estimated fair value of $6.9 million based on 1994 external appraisals. The restructured loan is current. This corporation is now inactive.

BSR, Inc. BSR, Inc. ("BSR") is a wholly-owned subsidiary formed to hold, operate and maintain real estate acquired by the Bank as a result of foreclosure or deed in lieu thereof. As of December 31, 1996, all properties held by BSR had been sold and BSR had assets of $2,400 representing cash balances.

Roosevelt Service Corporation. Roosevelt Service Corporation is a wholly-owned subsidiary of the Bank that serves as a custodian of loan documents relating to certain mortgage loans sold to FNMA.

155 East 33rd Street Corp. 155 East 33rd Street Corp. is a wholly- owned subsidiary of the Bank formed in 1993 to acquire title to a specific foreclosed mixed commercial real estate property owned by the Bank. During 1996, the property was sold for $300,000. The corporation is now inactive.

Roosevelt Abstract Corp. Roosevelt Abstract Corp. ("Roosevelt Abstract") is a wholly-owned subsidiary of the Bank that was formed in 1988. Roosevelt Abstract was activated in February 1993 to hold two foreclosed parcels of vacant land located in Suffolk County, New York, which were sold in January 1994. This corporation is now inactive.

Roosevelt Land Corp. Roosevelt Land Corp. ("Roosevelt Land") is a wholly-owned subsidiary of the Bank formed in 1993 to hold title to a previously foreclosed parcel of vacant land located in Suffolk County, New York. Roosevelt Land is engaged in activities to develop and sell this land and as of December 31, 1996 had entered into two separate contracts for sale of the land ($1.0 million each), covering its entire interest. As of December 31, 1996, this parcel of land had a carrying value and an estimated fair value of $1.9 million. The closing of the sale is anticipated to occur during the second quarter of 1997.

The Bank also has additional wholly-owned subsidiaries, Rokings Holding Corporation, VBF Holding Corporation, Oyster Bay Holding Corporation and Rosouth Holding Corporation, all of which are currently inactive and through which the Bank currently has no plans to conduct operations.

Savings Bank Life Insurance

As an issuing bank, the Bank offers Savings Bank Life Insurance ("SBLI") to its customers up to the legal maximum of $50,000 per insured individual and, as a trustee bank, offers an additional $500,000 in group coverage per insured under SBLI's Financial Institution Group Life Insurance policy. The SBLI Department's activities are segregated from the Bank and, while they do not materially affect the Bank's earnings, management believes that offering SBLI is beneficial to the Bank's relationship with its customers and the general public. The SBLI Department pays its own expenses and reimburses the Bank for expenses incurred on its behalf.

                           FEDERAL AND STATE TAXATION

Federal Taxation

General. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Registrant. For federal income tax purposes, the Registrant and the Bank file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions.

Recent Tax Legislation Regarding Tax Bad Debt Reserves. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Similar deductions for additions to the Bank's bad debt reserve were permitted under the New York State Bank Franchise Tax and New York City banking corporations tax; however, for purposes of these taxes, the effective allowable percentage under the PTI Method is 32% rather than 8% (See "State and Local Taxation").

Under the Small Business Act, the PTI Method was repealed and the Bank is considered to be a "large bank," that is, one with assets having an adjusted basis of more than $500 million. As a large bank, for federal income tax purposes, the Bank is no longer permitted to make additions to its tax bad debt reserve. The Bank will be permitted to deduct bad debts only as they occur and will be required to recapture (that is, take into income) over a six-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995, over its "base year reserve," that is, the balance of its bad debt reserves as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987). However, under the Small Business Act, such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996, in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996.

Distributions. To the extent that the Bank makes "non-dividend distributions" to the Registrant, such distributions will be considered to have been made from the Bank's base year reserve to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits will not constitute non-dividend distributions and, therefore, will not be so included in the Bank's income.

The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution, approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. (See "Regulation and Supervision" for limits on the payment of dividends by the Bank). The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

Corporate Alternative Minimum Tax. The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%.

Only 90% of AMTI can be offset by net operating loss carryovers of which the Company currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Company's AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, pending legislative proposals would retroactively reinstate the now expired environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2 million imposed on corporations, including the Company, whether or not an AMT is paid. The Company does not expect to be subject to the AMT and does not expect that any environmental tax liability will be material.

Elimination of Dividends; Dividends Received Deduction. The Registrant may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from corporations that are not members of such affiliated group, except that an 80% dividends received deduction applies if the Registrant and the Bank own more than 20% of the stock of a corporation paying a dividend. Under pending legislative proposals, the 70% dividends received deduction would be reduced to 50%.

State and Local Taxation

State and City of New York. The Bank and the Registrant are subject to New York State franchise tax on net income or one of several alternative bases, whichever results in the highest tax. "Net income" means federal taxable income with certain adjustments. The Bank and the Registrant file combined returns. The New York State tax rate for the 1996 calendar year is 10.755% (including commuter transportation and other surcharges) of net income. In general, the Registrant will not be required to pay New York State tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock. The Bank and the Registrant are also subject to a similarly calculated New York City banking corporation tax of 9% on income allocated to New York City.

New York State passed legislation in August 1996 that incorporated into New York State tax law provisions for the continued use of bad debt reserves in a manner substantially similar to the provisions that applied under federal law prior to the enactment of the Small Business Act discussed above (see "Recent Legislation Regarding Tax Bad Debt Reserves"). This legislation enabled the Bank to avoid the recapture of the New York State tax bad debt reserves that otherwise would have occurred as a result of the changes in federal law and to continue to utilize the reserve method for computing its bad debt deduction. Similar legislation regarding the use and treatment of tax bad debt reserves for purposes of the New York City banking corporation tax was enacted in March 1997.

State of Delaware. As a Delaware holding company not earning income in Delaware, the Registrant is exempted from Delaware corporate income tax but is required to file an annual report with, and pay an annual franchise tax to, the State of Delaware. This franchise tax approximates $110,000 annually.


                           REGULATION AND SUPERVISION

General

The Bank is a New York chartered savings bank, and its deposit accounts are insured up to applicable limits by the FDIC under the Bank Insurance Fund ("BIF"). The Bank is subject to extensive regulation by the New York State Banking Department ("Banking Department"), as its chartering agency, and by the FDIC as the deposit insurer. The Bank must file reports with the Banking Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Banking Department and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Banking Department, the FDIC or through legislation, could have a material adverse impact on the Registrant and the Bank and their operations and stockholders. The Registrant is also required to file certain reports with, and otherwise comply with the rules and regulations of, the FRB and the Banking Department and of the Securities and Exchange Commission ("SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Registrant are referred to below or elsewhere herein.

New York Law

The Bank derives its lending, investment and other activity powers primarily from the applicable provisions of New York Banking Law ("Banking Law") and the regulations adopted thereunder. Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. A savings bank may also exercise trust powers upon approval of the Banking Department. The exercise of these lending, investment and activity powers are limited by federal law and the regulations thereunder. See "Federal Deposit Insurance Corporation Improvement Act of 1991 -- Restrictions Upon State-Chartered Banks."

Under the Banking Law, the Superintendent of Banks of the State of New York (the "Superintendent") may issue an order to a New York-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Banking Department that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee or officer may be removed from office after notice and an opportunity to be heard. The Bank does not know of any past or current practice, condition or violation that might lead to any proceeding by the Superintendent or the Banking Department against the Bank or any of its directors or officers.


Federal Deposit Insurance Corporation Improvement Act of 1991

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposed a number of new mandatory supervisory measures on commercial banks, savings banks and savings associations. FDICIA also addressed additional sources of funding for the BIF, which insures the deposits of commercial banks and savings banks.

Safety and Soundness Standards. FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, requires each federal banking agency, to prescribe standards, by regulation or guidelines, relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, stock valuation, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The FDIC, together with the other federal bank regulatory agencies, have adopted safety and soundness guidelines to implement the FDICIA requirements. The guidelines establish general standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and employee compensation. In general, the guidelines require, among other things, appropriate system and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, regulations were adopted to require a bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If a bank fails to comply with such an order, the FDIC may seek to enforce such order in judicial proceedings and to impose civil monetary penalties.

Restrictions Upon State-Chartered Banks. Section 24 to the Federal Deposit Insurance Act, as amended ("FDIA"), which was added by FDICIA, generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for federally chartered national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

Section 24 provides an exception for investments by a bank in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if (1) the bank held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991,
(2) the state in which the bank is chartered permitted such investments as of September 30, 1991, and (3) the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity securities will be subject to an aggregate limit up to its Tier 1 capital. In March 1993, the Bank received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of the Bank's Tier 1 capital or the maximum permissible amount specified by the Banking Law.
Section 24 also contains an exception for certain majority owned subsidiaries, but the activities of such subsidiaries are limited to those permissible for a national bank or under Section 24 of the FDIA and the FDIC regulations issued pursuant thereto, or as approved by the FDIC. Banks holding otherwise impermissible investments that do not receive FDIC approval must submit to the FDIC a plan for divesting of such investments as quickly and prudently as possible.

The FDIC has also adopted regulations relating to the activity restrictions of
Section 24. Pursuant to such regulations, insured banks engaging in activities not permissible for a national bank must seek approval from the FDIC to continue such activities. Banks intending to engage in activities not permissible for a national bank must apply for approval from the FDIC to do so. The FDIC will not approve the activity unless such bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

Prompt Corrective Action. FDICIA also established a system of prompt corrective actions to resolve the problems of undercapitalized institutions. The FDIC, FRB, Office of the Comptroller of the Currency ("OCC") and Office of Thrift Supervision ("OTS") each adopted final rules to require that certain supervisory actions be taken against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. The rules create five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Regulatory action taken will depend on the level of capitalization of the institution and may range from restrictions on dividends and other capital distributions to seizure of the institution. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized within 90 days after the institution becomes critically undercapitalized. FDICIA authorizes the banking regulators to specify the ratio of tangible capital to assets at which an institution becomes critically undercapitalized and requires that ratio be no less than 2% of assets. FDICIA also allows the regulator to downgrade an institution if the institution is determined to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices. Such a downgrading may result in an otherwise "adequately capitalized" institution with other problems being subject to supervisory actions as if it were classified as "undercapitalized."

The FDIC's final rule implementing the prompt corrective action section of FDICIA defines the five capital categories as follows: Generally, an institution will be treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of Tier 1 capital to risk-weighted assets is at least 6.0%, its ratio of Tier 1 capital to total assets is at least 5.0%, and it is not subject to any order or directive by the FDIC to meet a specific capital level. An institution will be treated as "adequately capitalized" if its ratio of total capital to risk- weighted assets is at least 8.0%, its ratio of Tier 1 capital to risk-weighted assets is at least 4.0%, and its ratio of Tier 1 capital to total assets is at least 4.0% (3.0% if the bank receives the highest rating on the CAMEL financial institutions rating system). An institution that has total risk-based capital of less than 8.0%, Tier 1 risk-based capital of less than 4.0% or a leverage ratio that is less than 4.0% (or less than 3% if the institution is rated a composite "1" under the CAMEL rating system) would be considered to be "undercapitalized." An institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% would be considered to be "significantly undercapitalized," and an institution that has a tangible capital to assets ratio equal to or less than 2.0% would be deemed to be "critically undercapitalized." Generally, under the rule, an institution that is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" becomes immediately subject to certain regulatory restrictions, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The filing of a capital restoration plan, which must be guaranteed by any parent holding company, is also required. In addition, a "critically undercapitalized" bank must receive prior written approval from the

FDIC to engage in any material transaction other than one in the normal course of business.

Uniform Real Estate Lending Standards. Under FDICIA, the federal banking agencies are required to adopt uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under joint regulations adopted by the banking agencies, all financial institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

Annual Independent Audit and Reporting Requirements. The FDIC adopted a final rule and related guidelines implementing the external audit, audit committee and management reporting requirements of Section 36 of the FDIA. Each insured depository institution with $500 million or more in total assets as of the beginning of each fiscal year must have an audit of its annual financial statements by an independent accountant in accordance with generally accepted accounting principles and must file an annual report with the FDIC, its primary federal regulator and any appropriate state banking agency. For an insured depository institution that is a subsidiary of a holding company, the independent audited financial statements requirement of the rule may be satisfied by audited financial statements of the consolidated holding company. The annual report required by the rule must contain: financial statements audited by an independent public accountant; a statement of management's responsibilities for preparing the annual financial statements, for establishing and maintaining adequate internal controls and procedures for financial reporting, and for complying with laws and regulations relating to safety and soundness that are designated by the FDIC and the appropriate federal banking agency; a separate assessment by management of the effectiveness of the internal controls and procedures and the institution's compliance with the designated safety and soundness laws and regulations; and the independent public accountant's report on management's assertions concerning the internal controls and procedures. In addition, an insured depository institution is required to establish an audit committee comprised entirely of independent outside directors to review the annual audit findings and reports with management and the independent public accountant.

Insurance of Deposit Accounts

Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period, consisting of (1) "well capitalized,"
(2) "adequately capitalized" or (3) "undercapitalized," and one of three supervisory sub-categories within each capital group. With respect to the capital ratios, institutions are classified as well capitalized or adequately capitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed above. Any institution that does not meet these two definitions is deemed to be undercapitalized for this purpose. The supervisory sub-group to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory sub-groups) to which different assessment rates are applied. The capital and supervisory sub-group to which an institution is assigned by the FDIC is confidential and may not be disclosed. The Bank's rate of deposit insurance assessments will depend upon the category and sub-category to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of the Bank. The Bank's federal deposit insurance premiums to the BIF for the year ended December 31, 1996 were $2.0 thousand, as compared to $2.0 million in 1995.

The FDIA requires that the BIF and the Savings Association Insurance Fund ("SAIF") each be recapitalized until its reserves are at least 1.25% of insured deposits, and the FDIC is authorized to raise premiums if the fund's reserves are expected to be at levels less than its required reserve ratio. After a fund has reached the 1.25% reserve ratio, the assessment rates for that fund can be reduced. During 1995, the BIF reached the required reserve ratio, and the FDIC reduced the BIF assessment rates. Effective January 1, 1996, the BIF assessment rate for "well capitalized" institutions without any significant supervisory concerns was set at the statutory minimum of $2,000 annually, and the rates for other BIF-insured institutions ranged from 0.03% to 0.27% of deposits. The SAIF remained undercapitalized, and it was not then expected to be recapitalized until 2001. SAIF reserves had not grown as quickly as the BIF reserves due to a number of factors, including the fact that a significant portion of SAIF assessments had been used to make payments on bonds (the "FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Accordingly, SAIF-insured institutions continued to pay assessments at rates that ranged from 0.23% of deposits to 0.31% of deposits.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law, and it amended the FDIA in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, the special assessment was fixed, subject to adjustment, at 65.7 basis points of an institution's SAIF-assessable deposits, and the special assessment was paid on November 27, 1996. In view of the recapitalization of the SAIF by the special assessment, the FDIC reduced the assessment rates for SAIF-assessable deposits. Beginning January 1, 1997, the schedules of assessment rates for the BIF and the SAIF were the same, ranging from zero to 27 basis points.

In addition, the Funds Act expanded the assessment base for the payments on the FICO bonds to include, beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF- assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on January 1, 1997 will be 0.0130% for BIF-assessable deposits and 0.0648% for SAIF-assessable deposits.

The Funds Act provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank has not been so classified by the FDIC. Accordingly, assuming that the designated reserve ratio is maintained by the BIF and the Bank maintains its regulatory status, the Bank will pay substantially lower regular assessments on its deposits compared to those paid in recent years.

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

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At December 31, 1996, the Bank's capital exceeded the capital requirements imposed by the FDIC.

Capital Maintenance

The FDIC has issued regulations that require BIF-insured banks, such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3.0% Tier 1 capital to total assets for banks in the strongest financial and managerial condition, with a CAMEL Rating of 1 (the highest examination rating of the FDIC for banks). For all other banks, the minimum leverage capital requirement is 3% plus an additional cushion of at least 100 to 200 basis points. Tier 1 capital is comprised of the sum of common stockholders' equity (excluding the net unrealized appreciation or depreciation, net of tax, from available for sale debt securities), non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights), and any net unrealized loss on marketable equity securities. At December 31, 1996, the Bank's ratio of Tier 1 capital to total assets was 6.07%, which exceeded the minimum leverage requirement.

The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 capital) to risk-weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of Tier 2 capital currently include cumulative perpetual preferred stock, long-term preferred stock, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital cannot exceed 100% of Tier 1 capital. At December 31, 1996, the Bank's total capital and Tier 1 capital to risk-weighted assets was 16.86% and 15.69%, respectively, which exceeded the FDIC risk-based capital requirements.

FDICIA requires the federal banking agencies to revise their risk-based capital guidelines to, among other things, take adequate account of interest rate risk. The federal banking agencies, including the FDIC, have adopted a rule to require an assessment of an institution's exposure to declines in the economic value of the bank's capital due to changes in interest rates when assessing the bank's capital adequacy. The new regulations do not codify a measurement framework for such assessment, nor do they establish any explicit criteria to define whether a bank has an above "normal" level of interest rate risk. The new regulations adopted a "risk assessment" approach under which examiners will evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. The agencies subsequently considered and then deferred the adoption of a standardized measure for establishing an explicit charge for interest rate risk. In May, 1996, the federal banking agencies jointly adopted a policy statement that set forth guidelines that each insured bank is to follow in developing its own interest rate risk management program.

Loans-to-One-Borrower Limitations

With certain limited exceptions, a New York chartered savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower and to certain entities related to the borrower, the aggregate amount of which would exceed 15% of the Bank's net worth, plus an additional 10% of the bank's net worth if secured by the requisite collateral. The Bank currently complies with all applicable loans-to-one-borrower limitations.

Community Reinvestment Act

Federal Regulation. Under the Community Reinvestment Act, as amended ("CRA"), as implemented by FDIC and FRB regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs, nor does it limit a bank's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a bank, to assess the bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") amended the CRA to require public disclosure of a bank's CRA rating and requires the FDIC to provide a written evaluation of a bank's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating, received from the FDIC by letter dated September 16, 1996, was a rating of "satisfactory."

The FDIC and the other federal banking agencies amended their CRA regulations, generally effective July 1995. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that rates a bank based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests: (a) a lending test, to evaluate the bank's record of making loans in its assessment area; (b) an investment test, to evaluate the bank's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and businesses; and (c) a service test, to evaluate the bank's delivery of services through its branches, ATMs and other offices. Small banks are assessed pursuant to a streamlined approach focusing on a lesser range of information and performance standards. The amended CRA regulations also clarify how a bank's CRA performance is considered in the application process.

New York Regulation. The Bank is also subject to provisions of the Banking Law that impose continuing and affirmative obligations upon a banking institution organized in the State of New York to serve the credit needs of its local community ("NYCRA"). The obligations of the NYCRA are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank is examined annually and must file copies of all federal CRA reports with the Banking Department. The NYCRA requires the Banking Department to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Bank's latest NYCRA rating, received by letter dated September 16, 1996 from the Banking Department, was a rating of "satisfactory."

Federal Reserve System

Under FRB regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $49.3 million or less (subject to adjustment by the FRB) and a reserve of $1.5 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

Holding Company Regulation

Federal Regulation. The Registrant is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. The Registrant's total and Tier 1 capital are well in excess of these requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Regulatory Capital Position" included in the Registrant's 1996 Annual Report to Stockholders on page 23, which is incorporated by reference herein.

The Registrant is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval is required for the Registrant to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Registrant's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the FRB, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the FRB, and that is not the subject of any unresolved supervisory issues.

The status of the Registrant as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

In addition, a bank holding company is generally prohibited from engaging in, or acquiring 5% or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking as to be a proper incident thereto are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

Under FIRREA, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if the Registrant ever acquired as a separate subsidiary a depository institution in addition to the Bank. There are no current plans for such an acquisition.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit issued on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Registrant, any subsidiary of the Registrant and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

New York Regulation. In addition to the federal bank holding company regulations, a bank holding company organized or doing business in the State of New York may be also subject to regulation under the Banking Law. The term "bank holding company" for the purposes of the Banking Law, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. In general, a bank holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the Banking Law. Under the Banking Law, the prior approval of the Banking Department is required before: (1) any action is taken that causes any company to become a bank holding company; (2) any action is taken that causes any banking institution to become or to be merged or consolidated with a subsidiary of a bank holding company; (3) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; (4) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution; or (5) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company. For these purposes, the term "banking institution" refers to banking institutions located in the State of New York. Additionally, certain restrictions apply to New York bank holding companies regarding the acquisition of banking institutions that have been chartered five years or less and are located in smaller communities. Officers, directors and employees of New York bank holding companies are subject to limitations regarding their affiliation with securities underwriting or brokerage firms and other bank holding companies and limitations regarding loans obtained from its subsidiaries. Although the Registrant is not currently a bank holding company for purposes of New York law, any future acquisition of ownership, control, or the power to vote 10% or more of the voting stock of another bank or bank holding company located in the State of New York would cause it to become such.

Interstate Banking and Branching

In the past, interstate banking has been limited under the BHCA and various state laws to those states that permitted interstate banking by statute. New York was one of a number of states that permitted, subject to the reciprocity conditions of the Banking Law, out-of-state bank holding companies to acquire New York banks. By 1995, many states had adopted statutes permitting multi-state bank holding companies. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act") was enacted on September 29, 1994. As of September 29, 1995, the Interstate Banking Act permits approval under the BHCA of the acquisition by a bank holding company that is adequately capitalized and adequately managed of a bank outside of the holding company's home state regardless of whether the acquisition is permitted under the law of the state of the acquired bank. The FRB may not approve an acquisition under the BHCA that would result in the acquiring holding company controlling more than 10% of the deposits in the United States or more than 30% of the deposits in any particular state.

In the past, branching across state lines was not generally available to a state bank, such as the Bank. Out-of-state branches are authorized under the Banking Law, but similar authority does not exist generally under the laws of many other states. The Interstate Banking Act permits, beginning June 1, 1997, the responsible banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under state law. Accordingly, the Interstate Banking Act will permit a bank to have branches in more than one state. A state may "opt in" to the provisions of the Interstate Banking Act prior to June 1, 1997, and a state may "opt out" of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date.

Before any bank acquisition can be completed, prior approval thereof may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired, including the respective state's banking department. See "Acquisition of the Holding Company."

The Interstate Banking Act will facilitate the consolidation of the banking industry that has taken place over recent years and will allow the creation of larger, presumably more efficient, banking networks. The effect of the Interstate Banking Act on the Bank, if any, is likely to occur as banking institutions, state legislators, and bank regulators respond to the new federal regulatory structure. The states will have to establish appropriate corporate law, tax and regulatory structures to adjust to the growth of new interstate banks.

Acquisition of the Holding Company

Federal Restrictions. Under the Federal Change in Bank Control Act ("CBCA"), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Registrant's shares of Common Stock outstanding, unless the FRB has found that the acquisition will not result in a change in control of the Registrant. Under the CBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by the Registrant and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of the Registrant within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25 percent or more of any class of voting securities of the Registrant or the ability to control in any manner the election of a majority of the Registrant's directors. See "--Holding Company Regulation."

New York Change in Control Restrictions. In addition to the CBCA, the Banking Law generally requires prior approval of the New York Banking Board before any action is taken that causes any company to acquire direct or indirect control of a banking institution that is organized in the State of New York.

                EXECUTIVE OFFICERS OF THE REGISTRANT AND THE BANK

The name, age, position, term of office as officer and period during which he has served as an officer is provided below for each executive officer of the Registrant and the Bank. All executive officers of the Registrant are also executive officers of the Bank.

John M. Tsimbinos, Chairman of the Board and Chief Executive Officer and a Director, joined the Bank in February 1982, became President and Chief Executive Officer of the Bank in April 1983, and became Chairman and Chief Executive Officer of the Bank in December 1992. Mr. Tsimbinos has been a Director since July 1982 and he is 59 years of age.

A. Gordon Nutt, President and Chief Administrative Officer and a Director, joined the Bank in 1983 as a Senior Vice President and Chief Administrative Officer, became a Director in May 1991 and was elected President and Chief Administrative Officer in December 1992. Mr. Nutt is 62 years of age.

Dennis E. Henchy, Executive Vice President, joined the Bank in 1975 and serves as Executive Vice President and Chief Financial Officer.
Mr. Henchy is 43 years of age.

William R. Kuhn, Executive Vice President, joined the Bank in 1974 and serves as Executive Vice President and Chief Real Estate Lending Officer. Mr. Kuhn is 50 years of age.

John J. DeRusso, Senior Vice President, joined the Bank in 1994 and serves as Senior Vice President and Strategic Planning/Special Projects Officer/Training & Development. Mr. DeRusso is 55 years of age.

Ira H. Kramer, Senior Vice President, joined the Bank in 1983 and serves as Senior Vice President and Corporate Secretary. Mr. Kramer is 46 years of age.

ITEM 2.  PROPERTIES

The Registrant's principal corporate offices are in a 52,800 square foot facility located at 1122 Franklin Avenue, Garden City, New York. This facility is owned and principally utilized for the operations of the Bank. The Bank conducts its business through 15 full service banking offices as follows:

                                                                  Date               Lease
                                                  Leased/        Leased/          Expiration
Location                                          Owned         Acquired             Date
--------                                          -------       --------          ----------
Principal Banking Office/
Administrative Headquarters
1122 Franklin Avenue
Garden City, NY  11530........................... Owned         1/1/76                N/A

1024 Gates Avenue
Brooklyn, NY  11221.............................. Owned         8/1/20                N/A

2925 Avenue U
Brooklyn, NY  11229.............................. Owned         1/1/55                N/A

4848 Merrick Road
Massapequa Park, NY  11762....................... Owned         1/1/61                N/A

156-02 Cross Bay Blvd.(1)
Howard Beach, NY  11414.......................... Owned         1/1/65                N/A

224-04 Union Turnpike
Bayside, NY  11364............................... Owned         1/1/69                N/A

254-09 Horace Harding Expwy.
Little Neck, NY 11362............................ Leased        9/1/71              5/31/17

1114 Jericho Turnpike
New Hyde Park, NY  11040......................... Owned         1/1/75                N/A

247-53 Jamaica Avenue
Bellerose, NY  11426............................. Owned         1/1/75                N/A

1280 Broadway
Hewlett, NY  11557............................... Owned         9/25/96               N/A

2790 Sunrise Highway
Bellmore, NY 11710............................... Leased        7/1/80              6/30/10

1501 Deer Park Avenue
North Babylon, NY  11703......................... Owned         5/9/91                N/A

1520 Deer Park Avenue
North Babylon, NY  11703......................... Owned         5/1/94                N/A

108 Seventh Street
Garden City, NY  11530........................... Leased        2/1/95             01/31/25

699 Old Country Road
Dix Hills, NY  11746............................. Leased        9/7/95              9/06/02


(1) Includes a leased accommodation facility adjacent to this branch office. The lease on such facility expires December 2011.

The premises occupied by the Registrant and the Bank are considered to be well located and suitably equipped to serve as banking facilities.

ITEM 3.  LEGAL PROCEEDINGS

On February 6, 1995, the Superintendent of Banks of the State of New York (the "Superintendent") took possession of Nationar, a check-clearing and trust company freezing all of its assets. The Bank used Nationar for certain depository and collection services and maintained deposit balances with Nationar in connection therewith. As a result, the Company maintained deposit balances with Nationar and had certain stock investments and subordinated capital debentures in Nationar.

For the year ending December 31, 1995, the consolidated statements of income included in net gain on securities activities, a loss of $599,000 relating to possible losses on the Company's Nationar investments and included in other operating expense $660,000 in possible losses relating to the ultimate recovery of frozen balances in Nationar.

In June 1996, the Company received the first distribution of approximately 40% of its deposit claims with respect to Nationar. This was followed by two additional distributions in November and December of 1996. These liquidating distributions in 1996, which totalled $3,572,000, covered 100% of the Company's deposit claim balances and 100% of the collateral portion of the Company's subordinated capital debenture claims. In December 1996, as a result of these distributions, the Company reversed $1,100,000 of its reserves and recognized this amount in other income in the consolidated statement of income.

On March 4, 1997, the Superintendent's application for judicial approval of a 25% dividend to the holders of Nationar's subordinated capital debentures was granted. Such dividend is expected to be paid during the second quarter of 1997. The Company, however, has either fully collected or charged-off its remaining Nationar claims and, accordingly, any such future distribution, which are not expected to be material, will increase recorded income.

The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts which management believes to be immaterial to the financial condition and results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

See "Market for Common Stock" appearing on page 24 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

See pages 6 through 7, inclusive, of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See pages 10 through 24, inclusive, of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 25 through 52, inclusive, of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

The information required by this item appears under the caption "Executive Officers of the Registrant and the Bank" in Part I of this Form 10-K and under the caption "Election of Directors" on pages 7 through 10, inclusive, of the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on April 21, 1997, and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item appears under the caption "Executive Compensation" on pages 15 through 22, inclusive, of the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on April 21, 1997, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears under the captions "Security Ownership of Certain Beneficial Owners" on page 3, "Stock Ownership of Management" on pages 5 and 6, inclusive, of the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on April 21, 1997, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Certain Relationships and Related Transactions" on page 22 of the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on April 21, 1997, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this report:

        1. The following consolidated financial statements of the Registrant and its subsidiaries, and the independent auditors' report thereon, included on pages 25 through 52, inclusive, of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996, are incorporated herein by reference:

               Consolidated Financial Statements of Financial Condition
                      - December 31, 1996 and 1995;

               Consolidated Statements of Income - For the years ended December
                      31, 1996, 1995 and 1994;

               Consolidated Statements of Changes in Stockholders' Equity - For
                      the years ended December 31, 1996, 1995 and 1994;

               Consolidated Statements of Cash Flows - For the years ended
                      December 31, 1996, 1995 and 1994;

               Notes to Consolidated Financial Statements

               The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

        2. All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

        3.     Exhibits

               (a) The following exhibits are filed as part of this report, except as otherwise indicated.

                   3.1       Certificate of Incorporation of T R Financial
                             Corp. (1)

                   3.2       Bylaws of T R Financial Corp., as amended(6)

                   4.1 Certificate of Incorporation of T R Financial Corp. (See Exhibit 3.1 hereto)

                   4.2 Bylaws of T R Financial Corp. (See Exhibit 3.2 hereto)

                   4.3 Restated Organization Certificate of Roosevelt Savings Bank (1)

                   4.4       Bylaws of Roosevelt Savings Bank, as amended
                             (6)

                   4.5       Amendments to Bylaws of Roosevelt Savings Bank
                             (7)

                   4.6       Stock Certificate of T R Financial Corp. (1)

                   4.7 Rights Agreement between T R Financial Corp. and Chemical Bank, dated as of July 19, 1994
                             (2)

                   4.8 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of T R Financial Corp. (included as Exhibit A to the Rights Agreement set forth at Exhibit 4.7)

                  10.1 Employment Agreement by and between Roosevelt Savings Bank and John M. Tsimbinos, amended and restated as of January 23, 1997

                  10.2 Employment Agreement by and between Roosevelt Savings Bank and A. Gordon Nutt, amended and restated as of January 23, 1997

                  10.3 Employment Agreement by and between Roosevelt Savings Bank and William R. Kuhn, amended and restated as of January 23, 1997

                  10.4 Employment Agreement by and between Roosevelt Savings Bank and Dennis E. Henchy, amended and restated as of January 23, 1997

                  10.5 Employment Agreement by and between Roosevelt Savings Bank and John J. DeRusso, amended and restated as of January 23, 1997

                  10.6 Employment Agreement by and between Roosevelt Savings Bank and Ira H. Kramer, amended and restated as of January 23, 1997

                  10.7 Employment Agreement by and between T R Financial Corp. and John M. Tsimbinos, amended and restated as of January 23, 1997

                  10.8 Employment Agreement by and between T R Financial Corp. and A. Gordon Nutt, amended and restated as of January 23, 1997

                  10.9 Employment Agreement by and between T R Financial Corp. and William R. Kuhn, amended and restated as of January 23, 1997

                 10.10 Employment Agreement by and between T R Financial Corp. and Dennis E. Henchy, amended and restated as of January 23, 1997

                 10.11 Employment Agreement by and between T R Financial Corp. and John J. DeRusso, amended and restated as of January 23, 1997

                 10.12 Employment Agreement by and between T R Financial Corp. and Ira H. Kramer, amended and restated as of January 23, 1997

                 10.13       Roosevelt Savings Bank Severance Plan (7)

                 10.14 Indemnification Agreements (between Roosevelt Savings Bank and Maureen E. Clancy, John M. Tsimbinos, A. Gordon Nutt, Peter A. Baum, Robert J. Berkin, Kenneth P. Billhardt, Robert
                             F. Eisen, Michael P. Galgano, Edward J.
                             Kowatch, James E. Orr, Jr., William R. Punt,
                             William Singer, Ernest L. Loser, Spiros J.
                             Voutsinas, John C. Mesloh, Leonard Genovese,
                             William R. Kuhn, Dennis E. Henchy, Ira H.
                             Kramer and William F. Shea, effective as of May 18, 1993) (4)

                 10.15 Roosevelt Savings Bank Recognition and Retention Plan for Outside Directors
                             (terminated effective as of January 23, 1997)
                             (3)

                 10.16 Roosevelt Savings Bank Recognition and Retention Plan for Officers (3)

                 10.17       Roosevelt Savings Bank Performance
                             Compensation Plan (8)

                 10.18 T R Financial Corp. 1993 Incentive Stock Option Plan, amended and restated as of January 23, 1997 (8)

                 10.19 T R Financial Corp. 1993 Stock Option Plan for Outside Directors, amended and restated effective as of January 23, 1997

                 10.20 T R Financial Corp. Employee Stock Ownership Plan, as amended and restated (7)

                 10.21 First and Second Amendments to the T R Financial Corp. Employee Stock Ownership Plan
                             (7)

                 10.22 T R Financial Corp. Employee Stock Ownership Trust Loan and Security Agreement, Promissory Note and Security Agreement Re Instruments of Negotiable Documents to be Deposited (3)

                 10.23 Trust Agreement for the T R Financial Corp. Employee Stock Ownership Plan (3)

                 10.24 Successor Trustee Agreement between State Street Bank & Trust Company and T R Financial Corp. for the T R Financial Corp. Employee Stock Ownership Plan (6)

                 10.25 Supplemental Executive Retirement Plan of Roosevelt Savings Bank, as amended and restated as of March 16, 1993 (3)

                 10.26 First Amendment to the Supplemental Executive Retirement Plan of Roosevelt Savings Bank, as amended and restated (7)

                 10.27 Roosevelt Savings Bank Salary Reduction Plan in RSI Retirement Trust, as amended and restated effective January 1, 1987, including Amendments Number One, Two, Three and Four (5)

                 10.28 Trust Agreement between Roosevelt Savings Bank and Marine Midland Bank, N.A. (for the Roosevelt Savings Bank Salary Reduction Plan in RSI Retirement Trust) (3)

                 10.29 Purchase and Sale Agreement, by and between Republic National Bank of New York and Roosevelt Savings Bank, covering sale of premises at 1280 Broadway, Hewlett, New York

                  11.1       Statement re: Computation of per share
                             earnings

                  13.1       1996 Annual Report to Stockholders

                  21.1       Subsidiaries of the Registrant

                  23.1       Consent of KPMG Peat Marwick LLP

                  27.1       Financial Data Schedule (EDGAR filing only)

                  99.1       Proxy Statement for the 1997 Annual Meeting of
                             Stockholders

----------------

(1) Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed on March 5, 1993, Registration No. 33-59174.

(2) Incorporated herein by reference to Exhibit 2 to the Registration Statement on Form 8-A, filed on July 19, 1994, Registration No. 0-21386.

(3) Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K filed by T R Financial Corp. for fiscal year 1993.

(4) Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed on March 5, 1993, Registration No. 33-59174, except for Maureen E. Clancy, which is incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K filed by T R Financial Corp. for fiscal year 1993.

(5) Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K filed by T R Financial Corp. for fiscal year 1993, except for Amendment Number Four, which is incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K filed by T R Financial Corp. for fiscal year 1994

(6) Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K filed by T R Financial Corp. for fiscal year 1994.

(7) Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K filed by T R Financial Corp. for fiscal year 1995.

(8) Incorporated herein by reference to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders.


(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            T R FINANCIAL CORP.



Dated: March 25, 1997                       BY:/s/ John M. Tsimbinos
                                               ---------------------
                                            John M. Tsimbinos,
                                            Chairman of the Board,
                                            Chief Executive Officer
                                            and Director


                                            BY:/s/ Dennis E. Henchy
                                               ---------------------
                                            Dennis E. Henchy,
                                            Executive Vice President
                                            and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                Title                             Date

/s/ John M. Tsimbinos                    Chairman of the                   March 25, 1997
------------------------------                                             --------------
John M. Tsimbinos                        Board, Chief
                                         Executive Officer
                                         and Director

/s/ A. Gordon Nutt                       President, Chief                  March 25, 1997
------------------------------                                             --------------
A. Gordon Nutt                           Administrative
                                         Officer and Director

/s/ Maureen E. Clancy                    Director                          March 25, 1997
------------------------------                                             --------------
Maureen E. Clancy

/s/ Robert F. Eisen, Sr.                 Director                          March 25, 1997
------------------------------                                             --------------
Robert F. Eisen, Sr.

/s/ Michael P. Galgano                   Director                          March 25, 1997
------------------------------                                             --------------
Michael P. Galgano

/s/ Leonard Genovese                     Director                          March 25, 1997
------------------------------                                             --------------
Leonard Genovese

/s/ Edward J. Kowatch                    Director                          March 25, 1997
------------------------------                                             --------------
Edward J. Kowatch

/s/ Ernest L. Loser                      Director                          March 25, 1997
------------------------------                                             --------------
Ernest L. Loser

/s/ John C. Mesloh                       Director                          March 25, 1997
------------------------------                                             --------------
John C. Mesloh

/s/ James E. Orr, Jr.                    Director                          March 25, 1997
------------------------------                                             --------------
James E. Orr, Jr.

/s/ Spiros J. Voutsinas                  Director                          March 25, 1997
------------------------------                                             --------------
Spiros J. Voutsinas

                   T R FINANCIAL CORP. FORM 10-K EXHIBIT LIST

DESIGNATION                           DESCRIPTION                          PAGE
-----------                           -----------                          ----

3.1         Certificate of Incorporation of T R Financial Corp. (1)

3.2         Bylaws of T R Financial Corp., as amended (6)

4.1         Certificate of Incorporation of T R Financial Corp. (See
            Exhibit 3.1 hereto)

4.2         Bylaws of T R Financial Corp. (See Exhibit 3.2 hereto)

4.3         Restated Organization Certificate of Roosevelt Savings
            Bank (1)

4.4         Bylaws of Roosevelt Savings Bank, as amended (6)

4.5         Amendments to Bylaws of Roosevelt Savings Bank (7)

4.6         Stock Certificate of T R Financial Corp. (1)

4.7 Rights Agreement between T R Financial Corp. and Chemical Bank, dated as of July 19, 1994 (2)

4.8 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of T R
            Financial Corp. (included as Exhibit A to the Rights
            Agreement set forth at Exhibit 4.7)

10.1 Employment Agreement by and between Roosevelt Savings Bank and John M. Tsimbinos, amended and restated as of January 23, 1997

10.2 Employment Agreement by and between Roosevelt Savings Bank and A. Gordon Nutt, amended and restated as of January 23, 1997

10.3 Employment Agreement by and between Roosevelt Savings Bank and William R. Kuhn, amended and restated as of January 23, 1997

10.4 Employment Agreement by and between Roosevelt Savings Bank and Dennis E. Henchy, amended and restated as of January 23, 1997

10.5 Employment Agreement by and between Roosevelt Savings Bank and John J. DeRusso, amended and restated as of January 23, 1997

10.6 Employment Agreement by and between Roosevelt Savings Bank and Ira H. Kramer, amended and restated as of January 23, 1997

10.7        Employment Agreement by and between T R Financial Corp.
            and John M. Tsimbinos, amended and restated as of January
            23, 1997

10.8        Employment Agreement by and between T R Financial Corp.
            and A. Gordon Nutt, amended and restated as of January 23,
            1997

10.9        Employment Agreement by and between T R Financial Corp.
            and William R. Kuhn, amended and restated as of January
            23, 1997

DESIGNATION                                 DESCRIPTION                    PAGE
-----------                                 -----------                    ----

10.10 Employment Agreement by and between T R Financial Corp. and Dennis E. Henchy, amended and restated as of January 23, 1997

10.11 Employment Agreement by and between T R Financial Corp. and John J. DeRusso, amended and restated as of January 23, 1997

10.12 Employment Agreement by and between T R Financial Corp. and Ira H. Kramer, amended and restated as of January 23, 1997

10.13       Roosevelt Savings Bank Severance Plan (7)

10.14 Indemnification Agreements (between Roosevelt Savings Bank and Maureen E. Clancy, John M. Tsimbinos, A. Gordon Nutt, Peter A. Baum, Robert J. Berkin, Kenneth P. Billhardt, Robert F. Eisen, Michael P. Galgano, Edward J. Kowatch, James E. Orr, Jr., William R. Punt, William Singer, Ernest
            L. Loser, Spiros J. Voutsinas, John C. Mesloh, Leonard Genovese, William R. Kuhn, Dennis E. Henchy, Ira H. Kramer and William F. Shea, effective as of May 18, 1993) (4)

10.15 Roosevelt Savings Bank Recognition and Retention Plan for Outside Directors (terminated effective as of January 23,
            1997) (3)

10.16       Roosevelt Savings Bank Recognition and Retention Plan for
            Officers (3)

10.17       Roosevelt Savings Bank Performance Compensation Plan (8)

10.18 T R Financial Corp. 1993 Incentive Stock Option Plan, amended and restated as of January 23, 1997 (8)

10.19 T R Financial Corp. 1993 Stock Option Plan for Outside Directors, amended and restated effective as of January 23, 1997

10.20 T R Financial Corp. Employee Stock Ownership Plan, as amended and restated (7)

10.21 First and Second Amendments to the T R Financial Corp. Employee Stock Ownership Plan (7)

10.22 T R Financial Corp. Employee Stock Ownership Trust Loan and Security Agreement, Promissory Note and Security
            Agreement Re Instruments of Negotiable Documents to be
            Deposited (3)

10.23 Trust Agreement for the T R Financial Corp. Employee Stock Ownership Plan (3)

10.24 Successor Trustee Agreement between State Street Bank & Trust Company and T R Financial Corp. for the T R
            Financial Corp. Employee Stock Ownership Plan (6)

10.25       Supplemental Executive Retirement Plan of Roosevelt
            Savings Bank, as amended and restated as of March 16, 1993
            (3)

DESIGNATION                      DESCRIPTION                               PAGE
-----------                      -----------                               ----

10.26 First Amendment to the Supplemental Executive Retirement Plan of Roosevelt Savings Bank, as amended and restated
            (7)

10.27       Roosevelt Savings Bank Salary Reduction Plan in RSI
            Retirement Trust, as amended and restated effective
            January 1, 1987, including Amendments Number One, Two, Three and Four (5)

10.28 Trust Agreement between Roosevelt Savings Bank and Marine Midland Bank, N.A. (for the Roosevelt Savings Bank Salary Reduction Plan in RSI Retirement Trust) (3)

10.29       Purchase and Sale Agreement, by and between Republic
            National Bank of New York and Roosevelt Savings Bank, covering sale of premises at 1280 Broadway, Hewlett, New York

11.1        Statement re: Computation of per share earnings

13.1        1996 Annual Report to Stockholders

21.1        Subsidiaries of the Registrant

23.1        Consent of KPMG Peat Marwick LLP

27.1        Financial Data Schedule (EDGAR filing only)

99.1        Proxy Statement for the 1997 Annual Meeting of
            Stockholders

----------------

(1) Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed on March 5, 1993, Registration No. 33-59174.

(2) Incorporated herein by reference to Exhibit 2 to the Registration Statement on Form 8-A, filed on July 19, 1994, Registration No. 0-21386.

(3) Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K filed by T R Financial Corp. for fiscal year 1993.

(4) Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1, filed on March 5, 1993, Registration No. 33-59174, except for Maureen E. Clancy, which is incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K filed by T R Financial Corp. for fiscal year 1993.

(5) Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K filed by T R Financial Corp. for fiscal year 1993, except for Amendment Number Four, which is incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K filed by T R Financial Corp. for fiscal year 1994

(6) Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K filed by T R Financial Corp. for fiscal year 1994.

(7) Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K filed by T R Financial Corp. for fiscal year 1995.

(8) Incorporated herein by reference to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders.