Form 10-Q
period 1997-03-31
TR FINANCIAL CORP
filed 1997-05-15
CIK 898447

As filed with the Securities and Exchange Commission on May 15, 1997


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Yes  X                          No
                        ---                             ---

         As of May 12, 1997, there were 17,518,436 shares of the Registrant's common stock outstanding (as adjusted to reflect the 100% stock dividend announced on April 15, 1997).

                                    FORM 10-Q
                               T R FINANCIAL CORP.
                                      INDEX

                                                                          Page
PART I -- FINANCIAL INFORMATION                                           Number
-------------------------------                                           ------

ITEM 1.   Financial Statements -- Unaudited

          Consolidated Statements of Financial Condition at
           March 31, 1997 and December 31, 1996                            3

          Consolidated Statements of Income for the three
           months ended March 31, 1997 and 1996                            4

          Consolidated Statement of Changes in Stockholders' Equity for
           the three months ended March 31, 1997                           5

          Consolidated Statements of Cash Flows for the three
           months ended March 31, 1997 and 1996                            6

          Notes to Unaudited Consolidated Financial Statements             7-11

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              12-18

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk       18

PART II -- OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                19

ITEM 2.   Changes in Securities                                            19

ITEM 3.   Defaults Upon Senior Securities                                  19

ITEM 4.   Submission of Matters to a Vote of Security Holders              19-20

ITEM 5.   Other Information                                                20

ITEM 6.   Exhibits and Reports on Form 8-K                                 20-21

Signature Page                                                             22
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

PART I - FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED
         --------------------------------

                                        T R FINANCIAL CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       March 31,        December 31,
                                                                                         1997               1996
                                                                                     -----------        ------------
ASSETS
Cash and cash equivalents                                                                $17,707          $18,128
Securities available for sale:
    Bonds and equities                                                                   389,089          337,446
    Mortgage-backed securities                                                           102,323          104,401
                                                                                     -----------       ----------
    Total securities available for sale                                                  491,412          441,847
                                                                                     -----------       ----------
Securities held to maturity, net (estimated fair value of $1,047,803 and
   $1,017,702 at March 31, 1997 and December 31, 1996, respectively):
    Bonds                                                                                 47,314           53,632
    Mortgage-backed securities                                                         1,006,345          955,300
                                                                                      ----------       ----------
    Total securities held to maturity, net                                             1,053,659        1,008,932
                                                                                     -----------       ----------
Loans receivable                                                                       1,768,935        1,716,182
Allowance for possible loan losses                                                       (14,701)         (14,370)
                                                                                     -----------       ----------
  Loans receivable, net                                                                1,754,234        1,701,812
                                                                                     -----------       ----------
Other real estate owned, net                                                               2,890            3,264
Banking house and equipment, net                                                          14,294           13,320
Accrued interest receivable                                                               21,495           21,517
Federal Home Loan Bank stock, at cost                                                     33,390           33,390
Deferred tax asset, net                                                                    7,986            6,668
Other assets                                                                               7,259           10,749
                                                                                     -----------       ----------
  Total assets                                                                        $3,404,326       $3,259,627
                                                                                      ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Due to depositors                                                                     $2,403,419       $2,343,513
Borrowed funds                                                                           718,728          637,835
Mortgagors' escrow deposits                                                               28,801           19,585
Accounts payable and accrued expenses                                                     11,944           11,190
Official checks outstanding                                                               13,896           24,251
Accrued taxes payable                                                                      1,851               --
Other liabilities                                                                         15,886           19,215
                                                                                     -----------       ----------
  Total liabilities                                                                    3,194,525        3,055,589
                                                                                      ----------        ---------

Commitments and contingencies                                                                 --               --
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued                   --               --
  Common stock, $.01 par value, 30,000,000 shares authorized; 22,724,000 shares issued; 17,636,472 shares and 17,574,040 shares outstanding at March 31, 1997
     and December 31, 1996, respectively                                                     227              227
  Additional paid-in-capital                                                             106,353          104,880
  Retained earnings, partially restricted                                                163,541          157,716
  Net unrealized depreciation in certain securities, net of tax                           (3,178)          (1,501)
  Less:
     Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")              (5,388)          (5,650)
     Unearned common stock held by Bank's Recognition and Retention Plans and
         Trusts (RRP's)                                                                     (317)            (346)
      Common stock held by Bank's Supplemental Executive Retirement
         Plan and Trust, at cost (103,054 shares and 78,192 shares at
         March 31, 1997 and December 31, 1996, respectively)                              (1,161)            (721)
      Treasury stock, at cost (5,087,528 shares and 5,149,960 shares
         at March 31, 1997 and December 31, 1996, respectively)                          (50,276)         (50,567)
                                                                                     -----------      -----------
  Total stockholders' equity                                                             209,801          204,038
                                                                                     -----------      -----------
  Total liabilities and stockholders' equity                                          $3,404,326       $3,259,627
                                                                                      ==========       ==========


     See accompanying notes to unaudited consolidated financial statements.

                                       T R FINANCIAL CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)
                                                                                     For the
                                                                               three months ended
                                                                                     March 31,
                                                                 -------------------------------------------
                                                                       1997                        1996
                                                                 ---------------             ---------------
                                                                    (in thousands, except per share amounts)
Interest income:
  Mortgage loans                                                   $30,466                         $26,068
  Mortgage-backed securities                                        20,331                          18,372
  Bonds, equities and other investments                              6,538                           6,266
  Other loans                                                        2,122                           1,452
                                                                     -----                           -----

    Total interest income                                           59,457                          52,158
                                                                    ------                          ------

Interest expense:
  Deposits                                                          27,884                          24,011
  Borrowed funds                                                     9,558                           8,569
                                                                     -----                           -----

    Total interest expense                                          37,442                          32,580
                                                                    ------                          ------

Net interest income                                                 22,015                          19,578

Provision for possible loan losses                                     350                             500
                                                                       ---                             ---

Net interest income after provision
  for possible loan losses                                          21,665                          19,078
                                                                    ------                          ------

Non-interest income:
  Loan fees and other charges, net                                   1,450                           1,447
  Net gain on sales of securities                                      966                           2,755
  Gain on sales of whole loans                                         131                               1
  Other income                                                         433                             417
                                                                       ---                             ---
    Total non-interest income                                        2,980                           4,620
                                                                     -----                           -----

Non-interest expense:
  Salaries and employee benefits                                     6,766                           6,326
  Occupancy and equipment expense                                    1,365                           1,297
  Marketing expense                                                    650                             668
  Other real estate owned expense                                       77                             369
  FDIC assessment                                                       74                               1
  Other operating expense                                            2,496                           2,151
                                                                     -----                           -----

    Total non-interest expense                                      11,428                          10,812
                                                                    ------                          ------

Income before provision for income taxes                            13,217                          12,886

Provision for income taxes                                           5,453                           5,702
                                                                     -----                           -----

Net income                                                          $7,764                          $7,184
                                                                 =========                       =========
Net income per common and common
  equivalent share                                                   $0.44                           $0.40
                                                                 =========                       =========


     See accompanying notes to unaudited consolidated financial statements.

                                       T R FINANCIAL CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CHANGES IN  STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
                                                                                                 For the
                                                                                           three months ended
                                                                                             March 31, 1997
                                                                                             --------------
                                                                                      (in thousands, except share
                                                                                          and per share amounts)
COMMON STOCK (PAR VALUE: $.01)
Balance at beginning and end of period.............................................           $      227
                                                                                              ----------

ADDITIONAL PAID-IN-CAPITAL
Balance at beginning of period.....................................................              104,880
  Excess of ESOP compensation cost measured
   using fair value of stock over its related cost.................................                  755
  Common stock acquired by Supplemental
   Executive Retirement Plan and Trust.............................................                  440
  Tax benefits attributable to vested RRP shares and stock option exercises........                  278
                                                                                                     ---
Balance at end of period...........................................................              106,353
                                                                                                 -------

RETAINED EARNINGS, PARTIALLY RESTRICTED
Balance at beginning of period.....................................................              157,716
  Net income.......................................................................                7,764
  Cash dividends declared on common stock  ($0.11 per share).......................               (1,799)
  Loss on reissuances of treasury stock (72,432 shares)............................                 (140)
                                                                                                    ----
Balance at end of period...........................................................              163,541
                                                                                                 -------

NET UNREALIZED DEPRECIATION IN CERTAIN
SECURITIES, NET OF TAX
Balance at beginning of period.....................................................               (1,501)
  Increase in net unrealized depreciation in certain securities, net of tax........               (1,677)
                                                                                                  ------
Balance at end of period...........................................................               (3,178)
                                                                                                  ------

UNALLOCATED/UNEARNED COMMON STOCK HELD BY STOCK PLANS
Balance at beginning of period.....................................................               (5,996)
  Amortization relating to allocation of stock held by ESOP and
    earned portion of RRP stock....................................................                  291
                                                                                                     ---
Balance at end of period...........................................................               (5,705)
                                                                                                  ------

COMMON STOCK HELD BY BANK'S SUPPLEMENTAL EXECUTIVE
RETIREMENT PLAN AND TRUST
Balance at beginning of period.....................................................                 (721)
  Common stock acquired............................................................                 (440)
                                                                                                    ----
Balance at end of period...........................................................               (1,161)
                                                                                                  ------

TREASURY STOCK, AT COST
Balance at beginning of period.....................................................              (50,567)
  Common stock acquired at cost (10,000 shares)....................................                 (175)
  Common stock reissued for options exercised (72,432 shares)......................                  466
                                                                                                     ---
Balance at end of period...........................................................              (50,276)
                                                                                                 -------

Total stockholders' equity.........................................................           $  209,801
                                                                                              ==========


     See accompanying notes to unaudited consolidated financial statements.

                                            T R FINANCIAL CORP. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)
                                                                                        For the three months ended March 31,
                                                                                            1997                     1996
                                                                                            ----                     ----
                                                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................      $   7,764                $   7,184
  Adjustments to reconcile net income to net cash provided (used)
    by operating activities:
    Provision for possible loan losses..........................................            350                      500
    Provision for possible other real estate owned losses.......................             --                       34
    Depreciation of banking house and equipment.................................            504                      396
    Gain on calls of securities.................................................             --                      (30)
    Net gain on sales of securities available for sale..........................           (962)                  (2,765)
    Gain on sales of whole loans................................................           (131)                      (1)
    Net gain on sale of other real estate owned.................................           (277)                     (23)
    Amortization of net deferred loan origination costs.........................             92                      155
    Amortization of premiums in excess of accretion of discounts................            330                      392
    Income taxes deferred and tax benefits attributable to stock plans..........            278                       --
    Amortization relating to allocation and earned portions of stock plans......          1,046                    1,029
  Increase/decrease in:
    Trading account securities..................................................             --                   (2,962)
    Accrued interest receivable.................................................             22                      956
    Accounts payable and accrued expenses.......................................            754                    3,841
    Official checks outstanding.................................................        (10,355)                 (10,281)
    Other assets................................................................          3,490                   (2,626)
    Accrued taxes payable.......................................................          1,851                    3,334
    Other liabilities...........................................................         (3,329)                     (43)
                                                                                         -------                   ------
       Net cash provided (used) by operating activities.........................          1,427                     (910)
                                                                                          -----                    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for the purchase of:
    Securities held to maturity and FHLB Capital Stock..........................        (82,323)                (137,297)
    Securities available for sale...............................................        (82,010)                (150,069)
    Banking house and equipment.................................................         (1,478)                    (329)
  Proceeds from:
    Redemption of FHLB Capital Stock and calls of securities....................          4,095                   15,555
    Sales of securities available for sale......................................         21,726                  178,718
    Repayments on securities....................................................         41,857                  104,894
    Sales of whole loans........................................................          7,790                      401
    Principal collected on real estate loans....................................         54,766                   36,928
    Sales of other real estate owned............................................          1,159                    1,850
    Principal collected on other loans..........................................          8,346                    4,090
  Real estate loans originated and purchased....................................       (110,275)                (116,371)
  Other loans originated and purchased..........................................        (13,868)                 (11,837)
                                                                                        -------                  -------
      Net cash used in investing activities.....................................       (150,215)                 (73,467)
                                                                                       --------                  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Interest credited to deposits.................................................         22,172                   24,011
  Net deposits in savings accounts, certificate of deposit accounts,
    money market accounts and checking accounts.................................         37,734                   28,428
  Net proceeds from exercise of stock options...................................            326                      293
  Net deposits to escrow accounts...............................................          9,216                    8,510
  Net (repayments of) proceeds from short-term borrowed funds...................         (7,185)                  31,000
  Repayments of long-term borrowed funds........................................        (22,400)                 (14,800)
  Proceeds from long-term borrowed funds........................................        110,478                   35,900
  Purchase of treasury stock....................................................           (175)                 (14,582)
  Cash dividends paid...........................................................         (1,799)                  (1,155)
                                                                                         ------                   ------
     Net cash provided by financing activities..................................        148,367                   97,605
                                                                                        -------                  -------
  Net (decrease) increase in cash and cash equivalents..........................           (421)                  23,228
  Cash and cash equivalents at beginning of period..............................         18,128                   21,204
                                                                                         ------                   ------
  Cash and cash equivalents at end of period....................................      $  17,707               $   44,432
                                                                                      =========               ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes....................................................      $     434              $     2,368
                                                                                      =========              ===========
  Cash paid for interest on deposits and borrowed funds.........................      $  13,732               $   13,766
                                                                                      =========               ==========
  Non-cash investing activities:
    Additions to other real estate owned, net...................................      $     508              $     3,973
                                                                                      =========              ===========


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

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

On April 15, 1997, the Board of Directors announced a stock split in the form of a 100% stock dividend to stockholders of record at the close of business on May 1, 1997. As a result, all share and per share amounts contained in these unaudited consolidated financial statements have been restated to give effect to the 100% stock dividend. The new shares will be distributed on May 14, 1997.

Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of SFAS No. 125, as amended, did not have a material effect on the Company's results of operations.

2.       EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. For the three months ended March 31, 1997 and 1996, the weighted average number of shares of common stock and common stock equivalents outstanding was 17,569,754 and 17,960,472, respectively. Such shares have been reduced, in accordance with the provisions of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," by the weighted average number of unallocated shares of common stock held by the Company's Employee Stock Ownership Plan ("ESOP") of 1,226,534 and 1,470,378, respectively, for the three months ended March 31, 1997 and 1996.

3.       DEBT AND EQUITY SECURITIES

The following tables set forth certain information regarding amortized cost, estimated fair values and gross unrealized gains and losses on debt and equity securities of the Company at March 31, 1997 and December 31, 1996, respectively.

                                                                               MARCH 31, 1997
                                                                               --------------
                                                                                                   Gross Unrealized
                                                    Amortized            Estimated                 ----------------
                                                      Cost              Fair Value             Gains            Losses
                                                    ---------           ----------             -----            ------
                                                                               (in thousands)
Available for Sale:
 Bonds and equities:
   United States Government
    obligations                                  $    255,825          $    253,513        $         78        $     (2,390)
   Federal agency obligations                         110,054               108,002                  54              (2,106)
   Industrial, financial corporation
    and other bonds                                     2,052                 2,091                  39                  --
   Common and preferred stocks                         21,861                25,483               3,827                (205)
                                                       ------                ------               -----                ----
  Total bonds and equities                            389,792               389,089               3,998              (4,701)
                                                      -------               -------               -----              ------
 Mortgage-backed securities:
   FNMA, net (1)                                       17,071                16,851                 132                (352)
   GNMA, net                                           60,778                60,332                  82                (528)
   FHLMC, net (1)                                      25,037                25,140                 335                (232)
                                                       ------                ------                 ---                ----
   Total mortgage-backed securities                   102,886               102,323                 549              (1,112)
                                                      -------               -------                 ---              ------
    Total available for sale                     $    492,678          $    491,412        $      4,547       $      (5,813)
                                                 ============          ============        ============       =============

Held to Maturity, Net:
  Bonds:
   Federal agency obligations                    $      6,000          $      5,921        $         --        $        (79)
   Public utility bonds                                 1,001                   931                  --                 (70)
   Municipal bonds                                      6,661                 6,748                  98                 (11)
   Industrial and financial
    corporation bonds                                  33,652                33,560                  85                (177)
                                                       ------                ------                 ---                ----
  Total bonds                                          47,314                47,160                 183                (337)
                                                       ------                ------                 ---                ----
  Mortgage-backed securities:
   FNMA, net                                           95,341                91,636                  82              (3,787)
   GNMA, net                                          811,733               810,246               8,902             (10,389)
   FHLMC, net (2)                                      96,364                95,731                 575              (1,208)
   CMOs, net (2)                                        2,907                 3,030                 123                  --
                                                        -----                 -----                 ---                  --
   Total mortgage-backed securities                 1,006,345             1,000,643               9,682             (15,384)
                                                    ---------             ---------               -----             -------
    Total held to maturity, net                   $ 1,053,659           $ 1,047,803         $     9,865         $   (15,721)

                                                  ===========           ===========         ===========         ===========


(1) Includes securities which were transferred on December 15, 1995 from held to maturity to available for sale after having been previously transferred on March 31, 1995 from available for sale to held to maturity. As of March 31, 1997 the amortized cost of these securities was reduced by $1,621,000 of gross unrealized losses existing as of March 31, 1995, adjusted for subsequent accretion and sales of these securities.

(2) Includes securities which were transferred on March 31, 1995 from available for sale to held to maturity. As of March 31, 1997 the amortized cost of these securities was reduced by $2,789,000 of gross unrealized losses existing as of March 31, 1995, adjusted for subsequent accretion.

                                                                              December 31, 1996
                                                                              -----------------
                                                                                                   Gross Unrealized
                                                    Amortized            Estimated                 ----------------
                                                      Cost              Fair Value             Gains            Losses
                                                    ---------           ----------             -----            ------
                                                                               (in thousands)
Available for Sale:
 Bonds and equities:
   United States Government obligations           $  214,989            $  214,585          $      448          $     (852)
   Federal agency obligations                         98,057                97,074                 138              (1,121)
   Industrial, financial corporation
    and other bonds                                    4,059                 4,126                  67                  --
   Common and preferred stocks                        19,448                21,661               2,237                 (24)
                                                      ------                ------               -----                 ---
       Total bonds and equities                      336,553               337,446               2,890              (1,997)
                                                     -------               -------               -----              ------
 Mortgage-backed securities:
   FNMA, net (1)                                      17,393                17,453                 259                (199)
   GNMA, net                                          60,259                60,552                 422                (129)
   FHLMC, net (1)                                     25,717                26,396                 807                (128)
                                                      ------                ------               -----                ----
   Total mortgage-backed securities                  103,369               104,401               1,488                (456)
                                                     -------               -------               -----                ----
     Total available for sale                     $  439,922            $  441,847          $    4,378        $     (2,453)
                                                  ==========            ==========          ==========        ============

Held to Maturity, Net:
  Bonds:
   Federal agency obligations                     $    6,000            $    5,926          $       --          $      (74)
   Public utility bonds                                1,001                   947                  --                 (54)
   Municipal bonds                                     6,921                 7,102                 182                  (1)
   Industrial and financial
     corporation bonds                                39,710                39,690                 169                (189)
                                                      ------                ------                 ---                ----
   Total bonds                                        53,632                53,665                 351                (318)
                                                      ------                ------                 ---                -----
  Mortgage-backed securities:
   FNMA, net                                          98,178                96,258                 239              (2,159)
   GNMA, net                                         755,479               764,530              13,296              (4,245)
   FHLMC, net (2)                                     98,737               100,211               1,474                  --
   CMOs, net (2)                                       2,906                 3,038                 132                  --
                                                       -----                 -----                 ---                  --
   Total mortgage-backed securities                  955,300               964,037              15,141              (6,404)
                                                     -------               -------              ------              ------
     Total held to maturity, net                 $ 1,008,932            $1,017,702           $  15,492         $    (6,722)
                                                 ===========            ==========           =========         ===========


(1) Includes securities which were transferred on December 15, 1995 from held to maturity to available for sale after having been previously transferred on March 31, 1995 from available for sale to held to maturity. As of December 31, 1996 the amortized cost of these securities was reduced by $1,666,000 of gross unrealized losses existing as of March 31, 1995, adjusted for subsequent accretion and sales of these securities.

(2) Includes securities which were transferred on March 31, 1995 from available for sale to held to maturity. As of December 31, 1996 the amortized cost of these securities was reduced by $2,940,000 of gross unrealized losses existing as of March 31, 1995, adjusted for subsequent accretion.

4.       EMPLOYEE STOCK OWNERSHIP PLAN

The Company recognizes compensation expense attributable to its ESOP ratably over the year based upon the estimated number of ESOP shares to be allocated each December 31st. The amount of compensation expense recorded is equal to the estimate of shares to be allocated by the ESOP multiplied by the average fair value of the underlying shares during the period. For the three months ended March 31, 1997 and 1996, compensation expense attributable to the ESOP was $1,017,000 and $785,000, respectively. The average quoted price of the underlying shares for the three months ended March 31, 1997 and 1996 was $17.51 and $12.70, respectively.

5.       STOCKHOLDERS' EQUITY

During the three months ended March 31, 1997, a total of 10,000 shares of T R Financial common stock were repurchased by the Company at an aggregate cost of $175,000.

On January 23, 1997 the Board of Directors declared a cash dividend on the Company's outstanding common stock of $0.11 per common share to stockholders of record on February 14, 1997. This dividend, which aggregated $1,799,000, was paid on March 3, 1997.

6.       CONTINGENCIES

On February 6, 1995, the Superintendent of Banks of the State of New York (the "Superintendent") took possession of Nationar, a check-clearing and trust company, freezing all of its assets. The Bank used Nationar for certain depository and collection services and maintained deposit balances with Nationar in connection therewith. The Bank filed claims against Nationar in accordance with the procedures established under the Banking Law of the State of New York, and in 1996 received $3,572,000 of liquidating distributions, representing 100% of the Bank's deposit claim balances and 100% of the collateral portion of its subordinated capital debenture claims. In January 1997 and April 1997, the Bank received $27,500 and $93,250, respectively, towards its claims against Nationar. As of December 31, 1996, however, the Bank had either fully collected or charged-off its remaining Nationar claims. Accordingly, such distributions increased recorded income.

The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

7.       RECENT DEVELOPMENTS

On April 15, 1997 the Board of Directors announced a stock split in the form of a 100% stock dividend. Stockholders of record at the close of business on May 1, 1997 will receive one additional share of T R Financial Corp. common stock for each share of common stock they own on that date. The new shares will be distributed on May 14, 1997. In addition, on April 15, 1997 the Board of Directors declared a cash dividend on the Company's outstanding common stock of $0.13 per common share to stockholders of record on May 15, 1997. The dividend is payable on June 2, 1997.


8.       LEGISLATION REGARDING TAX BAD DEBT RESERVES

In March 1997, New York City legislative changes were enacted to permit continued future use of bad debt reserve methods similar to New York State tax law. The Company reduced its provision for income taxes during the three months ended March 31, 1997 by $275,000 principally as a result of the change in New York City bad debt tax legislation.

9.       RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which supersedes APB Opinion No. 15, "Earnings Per Share." SFAS No. 128 replaces the current presentation of primary earnings per share with basic earnings per share and replaces the current presentation of fully diluted earnings per share with diluted earnings per share.

Basic earnings per share, unlike primary earnings per share, excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or otherwise resulted in the issuance of common stock. Diluted earnings per share is similar to fully diluted earnings per share under APB Opinion No. 15.

SFAS No. 128 is effective for financial statements with interim and annual periods ending after December 15, 1997. As a result, the Company will be required to apply the provisions of SFAS No. 128 beginning with financial statements for the three and twelve months ended December 31, 1997. SFAS No. 128 also requires that, upon adoption of this statement, all prior period earnings per share data will be restated to conform with the provisions of SFAS No. 128.

While SFAS No. 128 dos not permit early application, earnings per share data computed pursuant to the provisions of SFAS No. 128, on a pro forma basis, for the three months ended March 31, 1997 and 1996 is as follows:

                                                                           Three Months Ended March 31,

                                                                         1997                     1996
                                                                         ----                     ----

Basic earnings per share:
  Income available to common stockholders                           $ 7,764,000                 $ 7,184,000
                                                                    ===========                 ===========
  Weighted average number of common
      shares outstanding                                             16,347,434                  16,782,132
  Weighted average pro rata allocation to
      interim periods of common stock held
      by the ESOP and to be allocated on
      December 31st of each year                                         28,972                      32,496
                                                                    -----------                ------------
  Total denominator-basic earnings per share                         16,376,406                  16,814,628
                                                                    ===========                 ===========
  Basic earnings per share                                                $0.47                       $0.43
                                                                    ===========               =============

Diluted earnings per share:
  Income available to common stockholders                           $ 7,764,000                $  7,184,000
                                                                    ===========                ============

  Total denominator-basic earnings per share                         16,376,406                  16,814,628
  Plus:  Weighted average number of shares
              that would be issued upon exercise
              of dilutive options assuming proceeds
              would be used to repurchase shares
              pursuant to the treasury stock method                   1,193,348                   1,145,844
                                                                    -----------                 -----------

  Total denominator-diluted earnings per share                       17,569,754                  17,960,472
                                                                    ===========                 ===========
  Diluted earnings per share                                              $0.44                       $0.40
                                                                  =============               =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------------------


GENERAL

         T R Financial Corp. ("T R Financial") is the bank holding company for Roosevelt Savings Bank (the "Bank"), a New York chartered stock savings bank. While the following discussion of financial condition and results of operations includes the collective results of T R Financial and the Bank (collectively the "Company"), this discussion reflects principally the Bank's activities.

FINANCIAL CONDITION

         Total assets increased $144.7 million, or 4.4%, to $3.40 billion at March 31, 1997 from $3.26 billion at December 31, 1996, primarily as a result of management's continued strategy to leverage its capital position through asset growth. This growth was funded primarily by increased borrowed funds and by attracting new deposits.

         Of the increase in total assets, $52.4 million was attributable to an increase in net loans due primarily to the origination and purchase of residential real estate loans. Securities available for sale increased $49.6 million, or 11.2%, to $491.4 million at March 31, 1997 from $441.8 million at December 31, 1996 due principally to purchases of securities totaling $82.0 million during the three months ended March 31, 1997, offset by sales of $21.7 million. Securities held to maturity, net increased $44.7 million, or 4.4%, to $1.05 billion at March 31, 1997 from $1.01 billion at December 31, 1996. These changes in securities portfolios reflect the effects of securities purchases, securities repayments and maturities and, in the case of the available for sale securities portfolio, also reflects the effects of securities sales and changes in the estimated fair values of the securities. As of March 31, 1997, the available for sale portfolio had net unrealized depreciation of $1.3 million as compared to net unrealized appreciation at December 31, 1996 of $1.9 million. This $3.2 million decrease in unrealized appreciation, when tax effected, increased deferred tax asset, net by $1.3 million.

         Total deposits increased $59.9 million, or 2.6%, to $2.40 billion at March 31,1997 from $2.34 billion at December 31, 1996. This increase was primarily attributable to the successful marketing efforts for the Bank's competitively priced deposit products. Borrowed funds increased $80.9 million, or 12.7%, to $718.7 million at March 31, 1997 from $637.8 million at December 31, 1996. This increase in borrowings is primarily attributable to a $140.0 million increase at March 31, 1997 in securities sold under agreements to repurchase as compared to December 31, 1996, which was partially offset by a $59.1 million decrease in Federal Home Loan Bank ("FHLB") borrowings.

         Stockholders' equity amounted to $209.8 million at March 31, 1997, or 6.2% of total assets, as compared to $204.0 million at December 31, 1996, or 6.3% of total assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Investments in Certain Debt and Equity Securities," stockholders' equity at March 31, 1997 and December 31, 1996 includes net unrealized depreciation in certain securities, net of tax, of $3.2 million and $1.5 million, respectively. The change in net unrealized depreciation in certain securities from December 31, 1996 to March 31, 1997 resulted primarily from increases in market interest rates during the three months ended March 31, 1997, which lowered the estimated fair value of fixed rate debt securities and, to a lesser extent, from the realization of net gains from sales of securities. As of March 31, 1997, net unrealized depreciation in certain securities, net of tax, included net depreciation of $2.5 million, net of tax, relating to securities previously transferred from available for sale to held to maturity. At December 31, 1996, such amount was $2.6 million of net depreciation. In addition, during the three months ended March 31, 1997, the

Company continued its stock buyback program, purchasing 10,000 shares of common stock at a total cost of $175,000 for the period. See "Liquidity and Capital Resources."

         The Bank's leverage capital ratio decreased from 6.07% at December 31, 1996 to 5.99% at March 31, 1997 due to the increase in the Bank's quarterly average assets, which was partially offset by a $4.2 million increase in the Bank's regulatory capital. The Bank's risk-based capital ratio of 17.22% at March 31, 1997 represents a 36 basis point increase as compared to that ratio at December 31, 1996. These capital ratios are well in excess of Federal Deposit Insurance Corporation ("FDIC") capital requirements applicable to the Bank. See "Liquidity and Capital Resources -- Regulatory Capital Position."

         Non-performing assets decreased $2.4 million to $13.5 million at March 31, 1997, from $15.9 million at December 31, 1996. The ratio of non-performing assets to total assets decreased to 0.40% at March 31, 1997 from 0.49% at December 31, 1996. Other real estate owned, net decreased $374 thousand to $2.9 million at March 31, 1997 from $3.3 million at December 31, 1996. Non-performing loans decreased to $10.6 million at March 31, 1997 as compared to $12.6 million at December 31, 1996 due to a $2.0 million reduction in non-accrual loans. The ratio of non-performing loans to total loans decreased to 0.60% at March 31, 1997 as compared to 0.74% at December 31, 1996.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

         The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three months ended March 31, 1997 and 1996, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily balances. Average balances and yields include non-accrual loans.

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                             1997                                           1996
                                           --------------------------------------------  -------------------------------------------
                                                                            Average                                        Average
                                              Average                        Yield/        Average                          Yield/
                                              Balance        Interest         Cost         Balance         Interest          Cost
                                           ------------    ------------     --------     ------------    -------------    ----------
                                                                             (dollars in thousands)
ASSETS
Earning Assets:
  Mortgage Loans, Net                      $ 1,622,825     $    30,466      7.51%        $ 1,373,044     $    26,068      7.59%
  Other Loans                                  109,818           2,122      7.73              69,336           1,452      8.38
  Mortgage-Backed Securities                 1,078,998          20,331      7.54             980,120          18,372      7.50
  Short-Term Securities                             41               1      5.66              16,846             223      5.30
  Other Securities                             444,895           6,537      5.88             405,193           6,043      5.97
                                               -------           -----                       -------           -----

Total Earning Assets                         3,256,577          59,457      7.30           2,844,539          52,158      7.34
                                                                ------                                        ------

Non-Earning Assets                              69,678                                        74,826
                                                ------                                        ------

Total Assets                               $ 3,326,255                                   $ 2,919,365
                                           ===========                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
   Deposits:
     Passbook Accounts                     $   619,470     $     4,495      2.90%        $   524,642     $     3,478      2.65%
     Now Accounts                                8,640              60      2.78              63,840             473      2.96
     Money Market Accounts                      75,907             521      2.75              68,356             491      2.87
     Certificate of Deposit Accounts         1,634,767          22,808      5.58           1,368,261          19,569      5.72
                                             ---------          ------                     ---------          ------
   Total Interest-Bearing Deposits           2,338,784          27,884      4.77           2,025,099          24,011      4.74
   Borrowings                                  673,444           9,558      5.68             603,013           8,569      5.68
                                               -------           -----                       -------           -----

Total Interest-Bearing Liabilities           3,012,228          37,442      4.97           2,628,112          32,580      4.96
                                                                ------                                        ------
Other Liabilities                              108,018                                       100,704
                                               -------                                       -------

   Total Liabilities                         3,120,246                                     2,728,816
Stockholders' Equity                           206,009                                       190,549
                                               -------                                       -------

Total Liabilities and Stockholders'
  Equity                                   $ 3,326,255                                   $ 2,919,365
                                           ===========                                   ===========

Net Interest Income/Interest Rate Spread                   $    22,015      2.33%                        $    19,578      2.38%
                                                           ===========     =====                         ===========     =====
Net Earning Assets/Net Interest Margin     $   244,349                      2.70%        $   216,427                      2.75%
                                           ===========                     =====         ===========                     =====
Ratio of Earning Assets to
  Interest-Bearing Liabilities                                              1.08x                                         1.08x
                                                                           =====                                         =====

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
1996

         GENERAL. The Company's net income for the three months ended March 31, 1997 increased $580 thousand to $7.8 million from $7.2 million for the same period in 1996.

         INTEREST INCOME. Interest income increased by $7.3 million, or 14.0%, to $59.5 million for the three months ended March 31, 1997, from $52.2 million for the same period in 1996, due to an increase in the average earning assets during the period of $412.0 million to $3.26 billion for the three months ended March 31, 1997, from $2.84 billion for the same period in 1996, reflecting the Company's strategy to leverage its capital position through asset growth. Of the increase in average earning assets, $249.8 million was attributable to growth in mortgage loans, net, $98.9 million was attributable to growth in mortgage-backed securities, $40.5 million was attributable to growth in other loans, and $39.7 million was attributable to other securities. Offsetting the increases in average mortgage loans, net, mortgage-backed securities, other loans, and other securities was a $16.8 million decrease in the average balance of short-term securities. The average yield on earning assets decreased to 7.30% for the three months ended March 31, 1997 from 7.34% for the same period in 1996, due primarily to the downward repricing of interest-earning assets during the first quarter of 1997 as compared to the comparable prior year period.

         Of the $40.5 million increase in the average balance of other loans for the three months ended March 31, 1997 as compared to the same period in 1996, 86.8% was attributable to automobile leases purchased from a third party leasing company. As of April 1, 1997, the third party leasing company was acquired by another third party and stopped selling its automobile lease receivables.

         INTEREST EXPENSE. Interest expense increased by $4.9 million, or 14.9%, to $37.4 million for the three months ended March 31, 1997, from $32.6 million for the same period in 1996, due primarily to a $313.7 million increase in average interest-bearing deposits and a 3 basis point increase in the average rate paid on interest-bearing deposit accounts. In addition, average borrowings increased $70.4 million to $673.4 million for the three months ended March 31, 1997 as compared to the same period in 1996 while the average cost of the borrowings remained the same at 5.68%. The average rate paid on interest-bearing liabilities increased to 4.97% for the three months ended March 31, 1997 from 4.96% for the same period in 1996. The average balance of interest-bearing liabilities increased $384.1 million for the three months ended March 31, 1997, to $3.01 billion from $2.63 billion for the same period in 1996.

         NET INTEREST INCOME. Net interest income increased $2.4 million, or 12.4%, to $22.0 million for the three months ended March 31, 1997, from $19.6 million for the same period in 1996. This increase is the result, in part, of a $412.0 million increase in the average balance of earning assets to $3.26 billion, offset by a $384.1 million increase in the average balance of interest-bearing liabilities to $3.01 billion for the three months ended March 31, 1997 as compared to the comparable prior year period. As a result of these increases, the net interest rate spread for the three months ended March 31, 1997 decreased to 2.33% from 2.38% for the same period in 1996.

         PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses decreased $150 thousand, or 30.0% to $350 thousand for the three months ended March 31, 1997 from $500 thousand for the same period in 1996. The decrease resulted from management's assessment of the loan portfolio, the level of the Bank's allowance for possible loan losses and its assessment of the local economy and market conditions. For the three months ended March 31, 1997 and 1996, loan charge-offs, net of recoveries, aggregated $19 thousand and $27 thousand, respectively. At March 31, 1997 and December 31, 1996, the allowance for possible loan losses amounted to $14.7 million and $14.4 million, respectively, and the ratio of such allowance to non-performing loans was 138.10% at March 31, 1997 as compared to 113.79% at December 31, 1996. Although management believes its allowance for possible loan losses is adequate at March 31, 1997, if general economic conditions and real estate values deteriorate, the level of non-performing loans may increase and higher provisions for possible loan losses may be necessary, which would adversely affect future operating results.

         NON-INTEREST INCOME. Non-interest income decreased $1.6 million to $3.0 million for the three months ended March 31, 1997 from $4.6 million for the same period in 1996. This decrease was primarily attributable to a $1.8 million decrease in net gain on sales of securities. For the three months ended March 31, 1997, the Company sold available for sale securities for $21.7 million, and recognized $962 thousand of net securities gains. The securities sold included $13.0 million of bonds, $3.9 million of mortgage-backed securities and $4.8 million of equities. These securities were sold at net gains of $26 thousand, $23 thousand and $913 thousand, respectively. The decrease in net gains on sales of securities, however, was partially offset by a $130 thousand increase in gain on sales of whole loans.

         NON-INTEREST EXPENSE. Non-interest expense increased $616 thousand, or 5.7%, to $11.4 million for the three months ended March 31, 1997, from $10.8 million for the same period in 1996. Of this increase, salary and employee benefits expense increased $440 thousand, or 7.0%, due primarily to higher costs associated with certain health benefit plans, qualified stock-based compensation plans and normal salary increases and offset partially by lower costs associated with restricted stock plans which are now substantially fully vested. Occupancy and equipment expense increased $68 thousand to $1.4 million for the three months ended March 31, 1997, due primarily to increases in depreciation, which resulted from capital expenditures on technology and building renovations, and increased facilities costs for buildings. Marketing expense decreased $18 thousand to $650 thousand for the three months ended March 31, 1997 as compared to the same period in 1996. Other real estate owned expense decreased $292 thousand to $77 thousand for the three months ended March 31, 1997 as compared to the same period in 1996 due to fewer foreclosed properties being held. FDIC assessment expense was $74 thousand for the three month period ending March 31, 1997 as compared to $1 thousand for the same period in 1996. This increase resulted from an increase in 1997 FDIC Bank Insurance Fund ("BIF") assessment rates from zero per $100 of insured deposits to $0.013 per $100 of insured deposits. Other operating expense increased $345 thousand, or 16.0%, for the three months ended March 31, 1997 as compared to the same period during 1996, due in part to higher costs associated with computer costs, office supplies and consulting costs.

         PROVISION FOR INCOME TAXES. Provision for income taxes decreased $249 thousand to $5.5 million for the three months ended March 31, 1997 as compared to $5.7 million during the same period in 1996. As a percentage of income before provision for income taxes, the provision for income taxes decreased from 44.2% of pre-tax earnings to 41.3%. This decrease resulted from New York City legislative changes regarding tax bad debt reserves (see Note 8 of Notes to Unaudited Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. Following the completion of the Bank's conversion and T R Financial's stock offering, T R Financial's principal business was that of its subsidiary, the Bank. T R Financial invested 50% of the net proceeds from the stock offering in the Bank and initially invested the remaining proceeds in short-term securities, corporate debt obligations, money market investments and mortgage-backed securities. The Bank can pay dividends to T R Financial, to the extent such payments are permitted by law or regulation, which serves as an additional source of liquidity. T R Financial's liquidity is available to, among other things, support future expansion of operations or diversification into other banking related businesses, to pay dividends to its stockholders or repurchase its common stock. During the three months ended March 31, 1997, T R Financial repurchased 10,000 shares of its common stock at a total cost of $175 thousand. On April 16, 1996, the Board of Directors terminated the Company's fifth stock repurchase program and authorized a sixth stock repurchase program covering the repurchase of up to

1,789,618 shares of common stock. As of March 31, 1997, 444,000 shares had been repurchased pursuant to this program. On April 15, 1997, the Board of Directors declared a quarterly cash dividend of $0.13 per common share to stockholders of record on May 15, 1997. This dividend is payable on June 2, 1997.

         The Bank's primary sources of funds are deposits, FHLB borrowings, securities sold under agreements to repurchase and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities. Proceeds from the sale of securities available for sale and, to a lesser extent, loans are also sources of funding. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The primary investing activities of the Company are the origination and purchase of mortgage loans and the purchase of securities, including mortgage-backed securities. The Company's most liquid assets are cash and cash equivalents, short-term securities, securities available for sale and securities held to maturity due within one year. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period.

         Liquidity management for the Company is both a daily and long-term component of the Company's management strategy. Excess funds are generally invested in short-term and intermediateterm securities. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB borrowings and through the use of securities sold under agreements to repurchase. In addition, the Bank may access funds, if necessary, through a $100 million overnight line of credit and a $100 million one-month borrowing facility from the FHLB.

         REGULATORY CAPITAL POSITION. The Bank is subject to minimum regulatory requirements imposed by the FDIC which vary according to the institution's capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3.0% of total assets plus an additional amount of at least 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of 8.0%. Although the minimum leverage capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") stipulates that an institution with less than a 4.0% leverage capital ratio is deemed to be an "undercapitalized" institution and results in the imposition of regulatory restrictions. The Bank's capital ratios qualify it to be deemed "well capitalized" under FDICIA. In addition, the Company's capital ratios exceed the minimum regulatory capital requirements imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC. The following table sets forth the Bank's and T R Financial's regulatory capital positions and ratios at March 31, 1997:

                                                   BANK                                T R FINANCIAL (CONSOLIDATED)
                                                   ----                                ----------------------------
                                                               TOTAL                                           TOTAL
                                     LEVERAGE               RISK-BASED               LEVERAGE               RISK-BASED
                                      CAPITAL                 CAPITAL                 CAPITAL                 CAPITAL
                                      -------                 -------                 -------                 -------
                                                                    (dollars in thousands)
Stockholders' equity at
  March 31, 1997............       $    195,732            $    195,732            $    209,801            $    209,801
Net unrealized
  depreciation in certain
  securities, net of tax....              3,011                   3,011                   3,178                   3,178
Mortgage servicing
  rights not recognized.....                (10)                    (10)                    (10)                    (10)
Allowance for possible
  loan losses...............                 --                  14,701                      --                  14,701
                                   ------------            ------------            ------------            ------------
Regulatory capital
  position..................            198,733                 213,434                 212,969                 227,670
Minimum required
  regulatory capital (3%
  and 8%,
  respectively (1)..........             99,599                  99,140                 100,017                  99,251
                                   ------------            ------------            ------------            ------------
Excess......................       $     99,134            $    114,294            $    112,952            $    128,419
                                   ============            ============            ============            ============
Regulatory capital
  ratio.....................               5.99%                  17.22%                   6.39%                  18.35%
                                   ============            ============            ============            ============


(1) Applying the 4% leverage capital ratio imposed by FDICIA, the Bank's leverage capital requirement at March 31, 1997 was $132.8 million and as of such date the Bank exceeded this requirement by $65.9 million. T R Financial's leverage capital requirement, applying the 4% leverage capital ratio, was $133.4 million at March 31, 1997 and as of such date T R Financial exceeded this requirement by $79.6 million.

REGULATORY MATTERS

On April 18, 1997, the FDIC formally approved the Bank's Community Reinvestment Act ("CRA") Strategic Plan, which was submitted in accordance with Section
345.27 of the Rules and Regulations of the FDIC. The CRA Strategic Plan, which became effective as of January 1, 1997, specifies measurable goals for lending, investment and services through December 31, 1998.



ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                  ----------------------------------------------------------

                  Not applicable.

PART II - OTHER INFORMATION
---------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         At the Company's Annual Meeting of Stockholders held on April 21, 1997, the following matters were voted upon, with the results of the voting on such matters indicated:

         1. Election of the following persons to serve a three-year term as directors of the Company:

                                               FOR               WITHHELD

                  John M. Tsimbinos         7,241,261             252,928

                  Edward J. Kowatch         7,243,370             250,819

                  James E. Orr, Jr.         7,243,370             250,819

                  Spiros J. Voutsinas       7,243,670             250,519


                  Broker Non-Votes:         None


         2. Ratification of the appointment of the firm of KPMG Peat Marwick LLP as independent auditors for the Company for the year ending December 31, 1997:

                  For:               7,403,106

                  Against:              70,545

                  Abstain:              20,538


                  Broker Non-Votes:  None

         3. Approval of the Amended and Restated T R Financial Corp. 1993 Incentive Stock Option Plan:

                  For:               5,178,016

                  Against:             694,920

                  Abstain:              43,553


                  Broker Non-Votes:  1,577,700


         4.       Approval of the Roosevelt Savings Bank Performance
         Compensation Plan:

                  For:               5,349,001

                  Against:             329,343

                  Abstain:              48,145


                  Broker Non-Votes:  1,767,700

ITEM 5.  OTHER INFORMATION
--------------------------

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)      EXHIBITS

         10.1 Employment Agreement by and between Roosevelt Savings Bank and John M. Tsimbinos, amended and restated as of January 23, 1997
                  (1)

         10.2     Employment Agreement by and between Roosevelt Savings Bank and
                  A. Gordon Nutt, amended and restated as of January 23, 1997
                  (1)

         10.3 Employment Agreement by and between Roosevelt Savings Bank and William R. Kuhn, amended and restated as of January 23, 1997
                  (1)

         10.4 Employment Agreement by and between Roosevelt Savings Bank and Dennis E. Henchy, amended and restated as of January 23, 1997
                  (1)

         10.5 Employment Agreement by and between Roosevelt Savings Bank and John J. DeRusso, amended and restated as of January 23, 1997
                  (1)

         10.6 Employment Agreement by and between Roosevelt Savings Bank and Ira H. Kramer, amended and restated as of January 23, 1997 (1)

         10.7 Employment Agreement by and between T R Financial Corp. and John M. Tsimbinos, amended and restated as of January 23, 1997
                  (1)

         10.8 Employment Agreement by and between T R Financial Corp. and A. Gordon Nutt, amended and restated as of January 23, 1997 (1)

         10.9 Employment Agreement by and between T R Financial Corp. and William R. Kuhn, amended and restated as of January 23, 1997
                  (1)

         10.10 Employment Agreement by and between T R Financial Corp. and Dennis E. Henchy, amended and restated as of January 23, 1997
                  (1)

         10.11 Employment Agreement by and between T R Financial Corp. and John J. DeRusso, amended and restated as of January 23, 1997
                  (1)

         10.12 Employment Agreement by and between T R Financial Corp. and Ira H. Kramer, amended and restated as of January 23, 1997 (1)

         10.13    Roosevelt Savings Bank Performance Compensation Plan (2)

         10.14 T R Financial Corp. 1993 Incentive Stock Option Plan, amended and restated as of January 23, 1997 (2)

         10.15 T R Financial Corp. 1993 Stock Option Plan for Outside Directors, amended and restated effective as of January 23, 1997 (1)

         11.      Statement re: Computation of Per Share Earnings

         27. Financial Data Schedule (submitted only with filing in electronic format)

         (b)      REPORTS ON FORM 8-K

                  A Current Report on Form 8-K was filed by the Company on April 15, 1997 disclosing that the Board of Directors of T R Financial Corp. announced a stock split in the form of a 100% stock dividend.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            T R FINANCIAL CORP.
                                            (Registrant)




Date:  May 13, 1997                         By:/s/ John M. Tsimbinos
                                               ---------------------
                                                   John M. Tsimbinos
                                                   Chairman of the Board and
                                                   Chief Executive Officer






Date:  May 13, 1997                         By:/s/ Dennis E. Henchy
                                               --------------------
                                                   Dennis E. Henchy
                                                   Executive Vice President
                                                   and Chief Financial Officer

                                  EXHIBIT INDEX

10.1 Employment Agreement by and between Roosevelt Savings Bank and John M. Tsimbinos, amended and restated as of January 23, 1997 (1)

10.2     Employment Agreement by and between Roosevelt Savings Bank and
         A. Gordon Nutt, amended and restated as of January 23, 1997 (1)

10.3 Employment Agreement by and between Roosevelt Savings Bank and William R. Kuhn, amended and restated as of January 23, 1997 (1)

10.4 Employment Agreement by and between Roosevelt Savings Bank and Dennis E. Henchy, amended and restated as of January 23, 1997 (1)

10.5 Employment Agreement by and between Roosevelt Savings Bank and John J. DeRusso, amended and restated as of January 23, 1997 (1)

10.6 Employment Agreement by and between Roosevelt Savings Bank and Ira H. Kramer, amended and restated as of January 23, 1997 (1)

10.7     Employment Agreement by and between T R Financial Corp.  and
         John M. Tsimbinos, amended and restated as of January 23, 1997 (1)

10.8     Employment Agreement by and between T R Financial Corp.  and
         A. Gordon Nutt, amended and restated as of January 23, 1997 (1)

10.9 Employment Agreement by and between T R Financial Corp. and William R. Kuhn, amended and restated as of January 23, 1997 (1)

10.10 Employment Agreement by and between T R Financial Corp. and Dennis E. Henchy, amended and restated as of January 23, 1997 (1)

10.11 Employment Agreement by and between T R Financial Corp. and John J. DeRusso, amended and restated as of January 23, 1997 (1)

10.12 Employment Agreement by and between T R Financial Corp. and Ira H. Kramer, amended and restated as of January 23, 1997 (1)

10.13    Roosevelt Savings Bank Performance Compensation Plan (2)

10.14 T R Financial Corp. 1993 Incentive Stock Option Plan, amended and restated as of January 23, 1997 (2)

10.15 T R Financial Corp. 1993 Stock Option Plan for Outside Directors, amended and restated effective as of January 23, 1997 (1)

11.      Statement re:  Computation of Per Share Earnings

27. Financial Data Schedule (submitted only with filing in electronic format)


----------
(1) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for fiscal year 1996.

(2) Incorporated herein by reference to the Registrant's Definitive Proxy Statement for its 1997 Annual Meeting of Stockholders.