Form 10-Q
period 1997-06-30
TR FINANCIAL CORP
filed 1997-08-14
CIK 898447

As filed with the Securities and Exchange Commission on August 14, 1997

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ____________

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

                           Yes  X           No
                              ----             ----

         As of August 8, 1997, there were 17,603,796 shares of the Registrant's common stock outstanding (as adjusted to reflect the 100% stock dividend paid on May 14, 1997).

                                    FORM 10-Q
                               T R FINANCIAL CORP.
                                      INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION                                            Number

Item 1.   Financial Statements -- Unaudited

          Consolidated Statements of Financial Condition at
           June 30, 1997 and December 31, 1996                              3

          Consolidated Statements of Income for the three and six
           months ended June 30, 1997 and 1996                              4

          Consolidated Statement of Changes in Stockholders' Equity for
           the six months ended June 30, 1997                               5

          Consolidated Statements of Cash Flows for the six
           months ended June 30, 1997 and 1996                              6

          Notes to Unaudited Consolidated Financial Statements              7-11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11-19

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       19

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                20

Item 2.   Changes in Securities                                            20

Item 3.   Defaults Upon Senior Securities                                  20

Item 4.   Submission of Matters to a Vote of Security Holders              20

Item 5.   Other Information                                                20

Item 6.   Exhibits and Reports on Form 8-K                                 20

Signature Page                                                             21

================================================================================
Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties included potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.
================================================================================

PART I --  FINANCIAL INFORMATION
--------------------------------

ITEM 1.      FINANCIAL STATEMENTS -- UNAUDITED
             ---------------------------------

                                        T R FINANCIAL CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)


                                                                                     June 30,      December 31,
                                                                                       1997            1996
                                                                                   ------------    ------------

                                                                               (in thousands, except share amounts)
ASSETS
Cash and cash equivalents                                                          $     20,276    $     18,128
Securities available for sale:
    Bonds and equities                                                                  381,832         337,446
    Mortgage-backed securities                                                           98,658         104,401
                                                                                   ------------    ------------
    Total securities available for sale                                                 480,490         441,847
                                                                                   ------------    ------------
Securities held to maturity, net (estimated fair value of $1,119,486 and
   $1,017,702 at June 30, 1997 and December 31, 1996, respectively):
    Bonds                                                                                42,422          53,632
    Mortgage-backed securities                                                        1,065,726         955,300
                                                                                   ------------    ------------
    Total securities held to maturity, net                                            1,108,148       1,008,932
                                                                                   ------------    ------------
Loans receivable                                                                      1,874,090       1,716,182
Allowance for possible loan losses                                                      (14,990)        (14,370)
                                                                                   ------------    ------------
  Loans receivable, net                                                               1,859,100       1,701,812
                                                                                   ------------    ------------
Other real estate owned, net                                                                817           3,264
Banking house and equipment, net                                                         14,225          13,320
Accrued interest receivable                                                              23,778          21,517
Federal Home Loan Bank stock, at cost                                                    33,390          33,390
Deferred tax asset, net                                                                   4,440           6,668
Other assets                                                                              7,119          10,749
                                                                                   ------------    ------------
  Total assets                                                                     $  3,551,783    $  3,259,627
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Due to depositors                                                                  $  2,397,143    $  2,343,513
Borrowed funds                                                                          859,728         637,835
Mortgagors' escrow deposits                                                              18,971          19,585
Accounts payable and accrued expenses                                                    14,672          11,190
Official checks outstanding                                                              19,193          24,251
Accrued taxes payable                                                                     3,216              --
Other liabilities                                                                        18,510          19,215
                                                                                   ------------    ------------
  Total liabilities                                                                   3,331,433       3,055,589
                                                                                   ------------    ------------

Commitments and contingencies                                                                --              --
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued                  --              --
  Common stock, $.01 par value, 30,000,000 shares authorized; 22,724,000 shares issued;  17,519,296 shares and 17,574,040 shares outstanding at June 30, 1997
     and December 31, 1996, respectively                                                    227             227
  Additional paid-in-capital                                                            107,546         104,880
  Retained earnings, partially restricted                                               169,806         157,716
  Net unrealized appreciation (depreciation) in certain securities, net of tax            1,336          (1,501)
  Less:
     Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")             (5,127)         (5,650)
     Unearned common stock held by Bank's Recognition and Retention Plans and
         Trusts (RRP's)                                                                    (154)           (346)
      Common stock held by Bank's Supplemental Executive Retirement
         Plan and Trust, at cost (104,578 shares and 78,192 shares at
         June 30, 1997 and December 31, 1996, respectively)                              (1,188)           (721)
      Treasury stock, at cost (5,204,704 shares and 5,149,960 shares
         at June 30, 1997 and December 31, 1996, respectively)                          (52,096)        (50,567)
                                                                                   ------------    ------------
  Total stockholders' equity                                                            220,350         204,038
                                                                                   ------------    ------------
  Total liabilities and stockholders' equity                                       $  3,551,783    $  3,259,627
                                                                                   ============    ============

                      See accompanying notes to unaudited consolidated financial statements.

                                       T R FINANCIAL CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)


                                                              For the                          For the
                                                         three months ended               six months ended
                                                              June 30,                        June 30,
                                                     ------------------------        ------------------------
                                                       1997            1996            1997            1996
                                                     --------        --------        --------        --------
                                                            (in thousands, except per share amounts)
Interest income:
  Mortgage loans                                     $ 32,176        $ 27,732        $ 62,642        $ 53,800
  Mortgage-backed securities                           21,432          18,972          41,763          37,344
  Bonds, equities and other investments                 7,433           5,617          13,971          11,883
  Other loans                                           2,083           1,599           4,205           3,051
                                                     --------        --------        --------        --------

    Total interest income                              63,124          53,920         122,581         106,078
                                                     --------        --------        --------        --------

Interest expense:
  Deposits                                             28,623          24,379          56,507          48,390
  Borrowed funds                                       11,999           8,969          21,557          17,538
                                                     --------        --------        --------        --------

    Total interest expense                             40,622          33,348          78,064          65,928
                                                     --------        --------        --------        --------

Net interest income                                    22,502          20,572          44,517          40,150
Provision for possible loan losses                        200             500             550           1,000
                                                     --------        --------        --------        --------

Net interest income after provision
  for possible loan losses                             22,302          20,072          43,967          39,150
                                                     --------        --------        --------        --------

Non-interest income:
  Loan fees and other charges, net                      1,592           1,544           3,042           2,991
  Net gain on sales of securities                       1,014           2,004           1,980           4,759
  Gain on sales of whole loans                             27               2             158               3
  Other income                                            353             258             786             675
                                                     --------        --------        --------        --------

    Total non-interest income                           2,986           3,808           5,966           8,428
                                                     --------        --------        --------        --------

Non-interest expense:
  Salaries and employee benefits                        6,921           6,178          13,687          12,504
  Occupancy and equipment expense                       1,239           1,196           2,604           2,493
  Marketing expense                                       705             603           1,355           1,271
  Other real estate owned expense                          56             292             133             661
  FDIC assessment                                          77              --             151               1
  Other operating expense                               2,502           2,611           4,998           4,762
                                                     --------        --------        --------        --------

    Total non-interest expense                         11,500          10,880          22,928          21,692
                                                     --------        --------        --------        --------

Income before provision for income
   taxes                                               13,788          13,000          27,005          25,886
                                                     --------        --------        --------        --------

Provision for income taxes                              5,374           5,786          10,827          11,488
                                                     --------        --------        --------        --------

Net income                                           $  8,414        $  7,214        $ 16,178        $ 14,398
                                                     ========        ========        ========        ========
Net income per common and common
  equivalent share                                   $   0.48        $   0.41        $   0.92        $   0.81
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

                                          T R FINANCIAL CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CHANGES IN  STOCKHOLDERS' EQUITY
                                                       (UNAUDITED)

                                                                                                      For the
                                                                                                 six months ended
                                                                                                   June 30, 1997
                                                                                                   -------------
                                                                                               (in thousands, except
                                                                                           share and per share amounts)
COMMON STOCK (PAR VALUE: $.01)
Balance at beginning and end of period ................................................             $     227
                                                                                                    ---------

ADDITIONAL PAID-IN-CAPITAL
Balance at beginning of period ........................................................               104,880
  Excess of ESOP compensation cost measured using fair value of stock
   over its related cost ..............................................................                 1,643
  Amortization of stock option costs ..................................................                    13
  Common stock acquired by Supplemental Executive Retirement Plan and Trust ...........                   467
  Tax benefits attributable to vested RRP shares and stock option exercises ...........                   543
                                                                                                    ---------
Balance at end of period ..............................................................               107,546
                                                                                                    ---------

RETAINED EARNINGS, PARTIALLY RESTRICTED
Balance at beginning of period ........................................................               157,716
  Net income ..........................................................................                16,178
  Cash dividends declared on common stock  ($0.24 per share) ..........................                (3,913)
  Loss on reissuances of treasury stock (90,256 shares) ...............................                  (175)
                                                                                                    ---------
Balance at end of period ..............................................................               169,806
                                                                                                    ---------

NET UNREALIZED APPRECIATION (DEPRECIATION) IN CERTAIN
SECURITIES, NET OF TAX
Balance at beginning of period ........................................................                (1,501)
  Net unrealized appreciation in certain securities, net of tax .......................                 2,837
                                                                                                    ---------
Balance at end of period ..............................................................                 1,336
                                                                                                    ---------

UNALLOCATED/UNEARNED COMMON STOCK HELD BY STOCK PLANS
Balance at beginning of period ........................................................                (5,996)
  Amortization relating to allocation of stock held by ESOP and
    earned portion of RRP stock .......................................................                   575
  Sale of shares held in RRP trust to treasury stock (31,000 shares)...................                   140
                                                                                                    ---------
Balance at end of period ..............................................................                (5,281)
                                                                                                    ---------

COMMON STOCK HELD BY BANK'S SUPPLEMENTAL EXECUTIVE
RETIREMENT PLAN AND TRUST
Balance at beginning of period ........................................................                  (721)
  Common stock acquired ...............................................................                  (467)
                                                                                                    ---------
Balance at end of period ..............................................................                (1,188)
                                                                                                    ---------

TREASURY STOCK, AT COST
Balance at beginning of period ........................................................               (50,567)
  Common stock acquired, at cost (145,000 shares) .....................................                (2,113)
  Common stock reissued for options exercised (90,256 shares) .........................                   584
                                                                                                    ---------
Balance at end of period ..............................................................               (52,096)
                                                                                                    ---------

Total stockholders' equity ............................................................             $ 220,350
                                                                                                    =========

                         See accompanying notes to unaudited consolidated financial statements.

                                            T R FINANCIAL CORP. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                                        For the six months ended June 30,
                                                                                              1997            1996
                                                                                           ---------       ---------
                                                                                                (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................................................      $  16,178       $  14,398
  Adjustments to reconcile net income to net cash provided (used)
    by operating activities:
    Provision for possible loan losses ..............................................            550           1,000
    Provision for possible other real estate owned losses ...........................              0              82
    Depreciation of banking house and equipment .....................................          1,018             791
    Gain on calls of securities .....................................................             --             (30)
    Net gain on sales of securities available for sale ..............................         (1,973)         (4,776)
    Gain on sales of whole loans ....................................................           (158)             (3)
    Net gain on sale of other real estate owned .....................................           (353)            (74)
    Amortization of net deferred loan origination costs .............................            294             278
    Amortization of premiums in excess of accretion of discounts ....................            601             694
    Income taxes deferred and tax benefits attributable to stock plans ..............            416             118
    Amortization relating to allocation and earned portions of stock plans ..........          2,358           2,086
  Increase/decrease in:
    Trading account securities ......................................................             --          (2,952)
    Accrued interest receivable .....................................................         (2,261)           (498)
    Accounts payable and accrued expenses ...........................................          3,482          (4,856
    Official checks outstanding .....................................................         (5,058)         (7,133)
    Other assets ....................................................................          3,630            (539)
    Accrued taxes payable ...........................................................          3,216            (397)
    Other liabilities ...............................................................           (705)          4,132
                                                                                           ---------       ---------
       Net cash provided by operating activities ....................................         21,235           2,321
                                                                                           ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for the purchase of:
    Securities held to maturity and FHLB Capital Stock ..............................       (175,695)       (203,656)
    Securities available for sale ...................................................       (118,394)       (221,491)
    Banking house and equipment .....................................................         (1,923)           (548)
  Proceeds from:
    Redemption of FHLB Capital Stock and calls of securities ........................         12,215          17,051
    Sales of securities available for sale ..........................................         70,982         267,121
    Repayments on securities ........................................................         79,470         148,028
    Sales of whole loans ............................................................          9,837             550
    Principal collected on real estate loans ........................................         95,203          74,571
    Sales of other real estate owned ................................................          3,666           6,087
    Principal collected on other loans ..............................................         19,476          10,027
  Real estate loans originated and purchased ........................................       (262,985)       (233,378)
  Other loans originated and purchased ..............................................        (20,371)        (29,693)
                                                                                           ---------       ---------
      Net cash used in investing activities .........................................       (288,519)       (165,331)
                                                                                           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Interest credited to deposits .....................................................         45,113          48,390
  Net deposits in savings accounts, certificate of deposit accounts,
    money market accounts and checking accounts .....................................          8,517          79,243
  Net proceeds from exercise of stock options .......................................            409             224
  Net (withdrawals from) deposits to escrow accounts ................................           (614)         53,000
  Net repayments of short-term borrowed funds .......................................        (24,685)        (33,913)
  Repayments of long-term borrowed funds ............................................        (43,950)        (38,900)
  Proceeds from long-term borrowed funds ............................................        290,528             356
  Purchase of treasury stock ........................................................         (1,973)        (15,637)
  Cash dividends paid ...............................................................         (3,913)         (2,467)
                                                                                           ---------       ---------
     Net cash provided by financing activities ......................................        269,432         168,096
                                                                                           ---------       ---------
  Net increase in cash and cash equivalents .........................................          2,148           5,086
  Cash and cash equivalents at beginning of period ..................................         18,128          21,204
                                                                                           ---------       ---------
  Cash and cash equivalents at end of period ........................................      $  20,276       $  26,290
                                                                                           =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes ........................................................      $     671       $  11,718
                                                                                           =========       =========
  Cash paid for interest on deposits and borrowed funds .............................      $  26,713       $  27,189
                                                                                           =========       =========
  Non-cash investing activities:
    Additions to other real estate owned, net .......................................      $     866       $   4,239
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

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

         These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

         On April 15, 1997, the Board of Directors announced a stock split in the form of a 100% stock dividend to stockholders of record at the close of business on May 1, 1997. As a result, all share and per share amounts contained in these unaudited consolidated financial statements have been restated to give effect to the 100% stock dividend. The new shares were distributed on May 14, 1997.

         Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of SFAS No. 125, as amended, did not have a material effect on the Company's financial condition or results of operations.

2.       EARNINGS PER SHARE

         Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. For the three months ended June 30, 1997 and 1996, the weighted average number of shares of common stock and common stock equivalents outstanding was 17,608,721 and 17,618,448, respectively. For the six months ended June 30, 1997 and 1996, the weighted average number of shares of common stock and common stock equivalents outstanding was 17,586,118 and 17,789,520, respectively. In accordance with the provisions of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the weighted average number of shares of common stock and common stock equivalents is reduced by the weighted average number of unallocated shares of common stock held by the Company's Employee Stock Ownership Plan ("ESOP"). Accordingly, such shares for the three months ended June 30, 1997 and 1996 have been reduced by 1,168,909 shares and 1,406,390 shares, respectively. For the six months ended June 30, 1997 and 1996, such shares have been reduced by 1,197,562 shares and 1,438,208 shares, respectively.

3.       DEBT AND EQUITY SECURITIES

         The following tables set forth certain information regarding amortized cost, estimated fair values and gross unrealized gains and losses on debt and equity securities of the Company at June 30, 1997.

                                                             June 30, 1997
                                                             -------------
                                                                         Gross Unrealized
                                            Amortized   Estimated        ----------------
                                              Cost      Fair Value      Gains       Losses
                                           ----------   ----------   ----------   ----------
                                                            (in thousands)
Available for Sale:
 Bonds and equities:
   United States Government
    obligations                            $  244,895   $  244,612   $      683   $     (966)
   Federal agency obligations                 107,054      106,034           65       (1,085)
   Industrial, financial corporation
    and other bonds                             2,045        2,089           44           --
   Common and preferred stocks                 22,420       29,097        6,677           --
                                           ----------   ----------   ----------   ----------
  Total bonds and equities                    376,414      381,832        7,469       (2,051)
                                           ----------   ----------   ----------   ----------
  Mortgage-backed securities:
   FNMA, net (1)                               16,563       16,642          260         (181)
   GNMA, net                                   56,628       57,022          469          (75)
   FHLMC, net (1)                              24,317       24,994          788         (111)
                                           ----------   ----------   ----------   ----------
   Total mortgage-backed securities            97,508       98,658        1,517         (367)
                                           ----------   ----------   ----------   ----------
     Total available for sale              $  473,922   $  480,490   $    8,986   $   (2,418)
                                           ==========   ==========   ==========   ==========

Held to Maturity, Net:
  Bonds:
   Federal agency obligations              $    6,000   $    5,967   $       --   $      (33)
   Public utility bonds                           901          849           --          (52)
   Municipal bonds                              6,651        6,812          161           --
   Industrial and financial
    corporation bonds                          28,870       28,832          115         (153)
                                           ----------   ----------   ----------   ----------
  Total bonds                                  42,422       42,460          276         (238)
                                           ----------   ----------   ----------   ----------
  Mortgage-backed securities:
   FNMA, net                                   92,521       90,845          264       (1,940)
   GNMA, net                                  877,047      888,459       14,511       (3,099)
   FHLMC, net (2)                              93,250       94,685        1,435           --
   CMOs, net (2)                                2,908        3,037          129           --
                                           ----------   ----------   ----------   ----------
   Total mortgage-backed securities         1,065,726    1,077,026       16,339       (5,039)
                                           ----------   ----------   ----------   ----------
     Total held to maturity, net           $1,108,148   $1,119,486   $   16,615   $   (5,277)
                                           ==========   ==========   ==========   ==========


(1) Includes securities which were transferred on December 15, 1995 from held to maturity to available for sale after having been previously transferred on March 31, 1995 from available for sale to held to maturity. As of June 30, 1997 the amortized cost of these securities was reduced by $1,566,000 of gross unrealized losses existing as of March 31, 1995, adjusted for subsequent accretion and sales of these securities.

(2) Includes securities which were transferred on March 31, 1995 from available for sale to held to maturity. As of June 30, 1997 the amortized cost of these securities was reduced by $2,617,000 of gross unrealized losses existing as of March 31, 1995, adjusted for subsequent accretion.

4.       EMPLOYEE STOCK OWNERSHIP PLAN

         The Company recognizes compensation expense attributable to its ESOP ratably over the year based upon the estimated number of shares of T R Financial common stock to be allocated by the ESOP each December 31st. The amount of compensation expense recorded is equal to the estimate of shares to be allocated by the ESOP multiplied by the average fair value of the underlying shares during the period. The compensation expense attributable to the ESOP was $1,150,000 and $818,000, respectively, for the three months ended June 30, 1997 and 1996 and $2,167,000 and $1,604,000, respectively, for the six months ended June 30, 1997 and 1996. The average quoted price of the underlying shares for the three months ended June 30, 1997 and 1996 was $19.79 per share and $13.23 per share, respectively. For the six months ended June 30, 1997 and 1996 such average price was $18.65 and $12.97, respectively.

5.       STOCKHOLDERS' EQUITY

         During the six months ended June 30, 1997, a total of 145,000 shares of T R Financial common stock were repurchased by the Company at an aggregate cost of $2,113,000. Of this amount, 31,000 shares represent repurchases of unallocated shares held by the Roosevelt Savings Bank Recognition and Retention Plan for Outside Directors in connection with the termination of the plan.

         For the six months ended June 30, 1997, the Board of Directors declared cash dividends on the Company's outstanding common stock of $0.11 per common share and $0.13 per share to stockholders of record on February 14, 1997 and May 15, 1997, respectively. These dividends, aggregated $3,913,000, and were paid in March and June, 1997.

6.       CONTINGENCIES

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

7.       RECENT DEVELOPMENTS

         On July 22, 1997 the Board of Directors declared a cash dividend on the Company's outstanding common stock of $0.15 per common share to stockholders of record on August 15, 1997. The dividend is payable on September 2, 1997.

8.       PROVISION FOR INCOME TAXES

         In March 1997, New York City legislative changes were enacted to permit continued future use of bad debt reserve methods similar to New York State tax law. The Company reduced its provision for income taxes during the three months ended March 31, 1997 by $275,000 principally as a result of the change in New York City bad debt tax legislation.

9.       RECENT ACCOUNTING PRONOUNCEMENTS

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

         SFAS No. 128 is effective for financial statements with interim and annual periods ending after December 15, 1997. As a result, the Company will be required to apply the provisions of SFAS No. 128 beginning with financial statements for the three and twelve months ended December 31, 1997. SFAS No. 128 also requires that, upon adoption of this statement, all prior period earnings per share data be restated to conform with the provisions of SFAS No. 128.

         While SFAS No. 128 does not permit early application, earnings per share data computed pursuant to the provisions of SFAS No. 128, on a pro forma basis, for the three and six months ended June 30, 1997 and 1996 is as follows:

                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                              1997          1996          1997          1996
                                                          -----------   -----------   -----------   -----------

Basic earnings per share:
  Income available to common stockholders                 $ 8,414,000   $ 7,214,000   $16,178,000   $14,398,000
                                                          ===========   ===========   ===========   ===========
  Weighted average number of common
      shares outstanding                                   16,293,565    16,369,722    16,320,351    16,575,696
  Weighted average pro rata allocation to
      interim periods of common stock held
      by the ESOP and to be allocated on
      December 31st of each year                               86,597        96,484        57,944        64,666
                                                          -----------   -----------   -----------   -----------
  Total denominator for basic earnings per share           16,380,162    16,466,206    16,378,295    16,640,362
                                                          ===========   ===========   ===========   ===========
  Basic earnings per share                                $      0.51   $      0.44   $      0.98   $      0.87
                                                          ===========   ===========   ===========   ===========

Diluted earnings per share:
  Income available to common stockholders                 $ 8,414,000   $ 7,214,000   $16,178,000   $14,398,000
                                                          ===========   ===========   ===========   ===========

  Total denominator for basic earnings per share           16,380,162    16,466,206    16,378,295    16,640,362
  Plus:  Weighted average number of shares that
         would be issued upon exercise of dilutive
         options assuming proceeds would be used to
         repurchase shares pursuant to the treasury
         stock method                                       1,228,559     1,152,242     1,207,823     1,149,158
                                                          -----------   -----------   -----------   -----------

  Total denominator for diluted earnings per share         17,608,721    17,618,448    17,586,118    17,789,520
                                                          ===========   ===========   ===========   ===========
  Diluted earnings per share                              $      0.48   $      0.41   $      0.92   $      0.81
                                                          ===========   ===========   ===========   ===========

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of comparative general purpose financial statements. The Company is required to adopt the provisions of SFAS No. 130 for interim and annual reporting periods beginning after December 15, 1997. SFAS No. 130 defines comprehensive income as net income plus other comprehensive income. Under existing accounting standards other comprehensive income will be separately classified into foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Only the last of these items, however, is currently applicable to the Company.

         The FASB also issued in June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way public business enterprises, including the Company, are to report information about operating segments in annual reporting and selected information about operating segments in interim reporting. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise and amends SFAS No. 94, "Consolidation of All Majority Owned Subsidiaries" to remove special disclosure requirements for previously unconsolidated subsidiaries. SFAS No. 131 is effective for the Company for annual reporting periods beginning after December 15, 1997 and requires interim periods to be presented in the second year of application. The interim periods, however, must be presented in comparative form unless it is impracticable to do so.

         SFAS Nos. 130 and 131 are limited to additional disclosure and, accordingly, the adoption of these statements will not have an impact on the Company's financial condition or results of operations. Management is currently reviewing the specific application of these two statements to the Company's financial reporting. No measurement or determination has yet been made with respect to reporting comprehensive income and segment information.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------------------------

GENERAL

         T R Financial Corp. ("T R Financial") is the bank holding company for Roosevelt Savings Bank and its subsidiaries (the "Bank"), a New York chartered stock savings bank. While the following discussion of financial condition and results of operations includes the collective results of T R Financial and the Bank (collectively the "Company"), this discussion reflects principally the Bank's activities.

FINANCIAL CONDITION

         Total assets increased $292.2 million, or 9.0%, to $3.55 billion at June 30, 1997 from $3.26 billion at December 31, 1996, primarily as a result of management's continued strategy to leverage its capital position through asset growth. This growth was funded primarily by increased borrowed funds and, to a lesser extent, increased deposits.

         Of the increase in total assets, $157.3 million was attributable to an increase in loans receivable, net due primarily to the origination and purchase of residential real estate loans. Securities available for sale increased $38.6 million, or 8.7%, to $480.5 million at June 30, 1997 from $441.8 million at December 31, 1996 due principally to purchases of such securities totaling $118.4 million during the six months ended June 30, 1997, offset by sales of securities totaling $71.0 million. Securities held to maturity, net increased $99.2 million, or 9.8%, to $1.11 billion at June 30, 1997 from $1.01 billion at December 31, 1996. These changes in securities portfolios reflect the effects of securities purchases, securities repayments and maturities and, in the case of the available for sale securities portfolio, also reflects the effects of securities sales and changes in the estimated fair values of the securities. As of June 30, 1997, the available for sale portfolio had net unrealized appreciation of $6.6 million as compared to net unrealized appreciation at December 31, 1996 of $1.9 million. This $4.7 million increase in net unrealized appreciation, when tax effected, decreased deferred tax asset, net by $2.0 million.

         Total deposits increased $53.6 million, or 2.3%, to $2.40 billion at June 30,1997 from $2.34 billion at December 31, 1996. This increase was primarily attributable to the crediting of interest and managed pricing and marketing of deposit products. Borrowed funds increased $221.9 million, or 34.8%, to $859.7 million at June 30,

1997 from $637.8 million at December 31, 1996. This increase in borrowings is primarily attributable to a $313.0 million increase at June 30, 1997 in securities sold under agreements to repurchase as compared to December 31, 1996, which was partially offset by a $91.1 million decrease in Federal Home Loan Bank of New York ("FHLB") borrowings.

         Stockholders' equity increased to $220.4 million at June 30, 1997, or 6.2% of total assets, as compared to $204.0 million at December 31, 1996, or 6.3% of total assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Investments in Certain Debt and Equity Securities," stockholders' equity at June 30, 1997 and December 31, 1996 includes net unrealized appreciation (depreciation) in certain securities, net of tax, of $1.3 million and ($1.5) million, respectively. The change in net unrealized appreciation (depreciation) in certain securities from December 31, 1996 to June 30, 1997 resulted primarily from appreciation in the equity financial markets and a decrease in market interest rates during the six months ended June 30, 1997, which increased the estimated fair value of fixed rate debt securities. The change in net appreciation was only partially offset by the realization of net gains from sales of securities. As of June 30, 1997, net unrealized appreciation (depreciation) in certain securities, net of tax, included net unrealized depreciation of $2.3 million, net of tax, relating to securities previously transferred from available for sale to held to maturity. At December 31, 1996, such amount was $2.6 million of net unrealized depreciation. In addition, during the six months ended June 30, 1997, the Company continued its stock buyback program, purchasing 145,000 shares of common stock at a total cost of $2.1 million for the period. See "Liquidity and Capital Resources."

         The Bank's leverage capital ratio decreased from 6.07% at December 31, 1996 to 5.89% at June 30, 1997 due to the increase in the Bank's quarterly average assets, which was partially offset by a $13.9 million increase in the Bank's regulatory capital. The Bank's risk-based capital ratio of 17.32% at June 30, 1997 represents a 46 basis point increase as compared to that ratio at December 31, 1996. These capital ratios are well in excess of Federal Deposit Insurance Corporation ("FDIC") capital requirements applicable to the Bank. See "Liquidity and Capital Resources -- Regulatory Capital Position."

         Non-performing assets decreased $4.6 million to $11.3 million at June 30, 1997, from $15.9 million at December 31, 1996. The ratio of non-performing assets to total assets decreased to 0.32% at June 30, 1997 from 0.49% at December 31, 1996. Other real estate owned, net decreased $2.4 million to $817 thousand at June 30, 1997 from $3.3 million at December 31, 1996. Non-performing loans decreased to $10.4 million at June 30, 1997 as compared to $12.6 million at December 31, 1996 due to a $2.3 million reduction in non-accrual loans. The ratio of non-performing loans to total loans decreased to 0.56% at June 30, 1997 as compared to 0.74% at December 31, 1996.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

         The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three and six months ended June 30, 1997 and 1996, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily balances. Average balances and yields include non-accrual loans.

                                                                          THREE MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                               1997                                    1996
                                               ------------------------------------    -------------------------------------
                                                                          Average                                 Average
                                                Average                    Yield/       Average                     Yield/
                                                Balance      Interest       Cost        Balance      Interest       Cost
                                               ----------   ----------   ----------    ----------   ----------   ----------
                                                                                  (dollars in thousands)
ASSETS
Earning Assets:
  Mortgage Loans, Net                          $1,695,471   $   32,176         7.59%   $1,466,258   $   27,732         7.57%
  Other Loans                                     109,846        2,083         7.59        77,687        1,599         8.23
  Mortgage-Backed Securities                    1,133,558       21,432         7.56     1,014,317       18,972         7.48
  Short-Term Securities                            35,415          487         5.50            --           --           --
  Other Securities                                468,304        6,946         5.93       391,044        5,617         5.75
                                               ----------   ----------                 ----------   ----------

Total Earning Assets                            3,442,594       63,124         7.34     2,949,306       53,920         7.31
                                                            ----------                              ----------

Non-Earning Assets                                 67,840                                  69,807
                                               ----------                              ----------

Total Assets                                   $3,510,434                              $3,019,113
                                               ==========                              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
   Deposits:
     Passbook Accounts                         $  642,252   $    4,883         3.04%   $  535,112   $    3,581         2.68%
     Now Accounts                                   9,890           68         2.75        13,283          121         3.64
     Money Market Accounts                         75,923          528         2.78       110,719          709         2.56
     Certificate of Deposit Accounts            1,635,220       23,144         5.66     1,432,540       19,968         5.58
                                               ----------   ----------                 ----------   ----------
   Total Interest-Bearing Deposits              2,363,285       28,623         4.84     2,091,654       24,379         4.66
   Borrowings                                     818,300       11,999         5.87       631,696        8,969         5.68
                                               ----------   ----------                 ----------   ----------

Total Interest-Bearing Liabilities              3,181,585       40,622         5.11     2,723,350       33,348         4.90
                                                            ----------                              ----------
Other Liabilities                                 117,274                                 106,256
                                               ----------                              ----------

   Total Liabilities                            3,298,859                               2,829,606
Stockholders' Equity                              211,575                                 189,507
                                               ----------                              ----------

Total Liabilities and Stockholders'
  Equity                                       $3,510,434                              $3,019,113
                                               ==========                              ==========

Net Interest Income/Interest Rate Spread                    $   22,502         2.23%                $   20,572         2.41%
                                                            ==========         ====                 ==========         ====
Net Earning Assets/Net Interest Margin         $  261,009                      2.61%   $  225,956                      2.79%
                                               ==========                      ====    ==========                      ====
Ratio of Earning Assets to
  Interest-Bearing Liabilities                                                 1.08x                                   1.08x
                                                                               ====                                    ====

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
                                                               1997                                    1996
                                               ------------------------------------    -------------------------------------
                                                                          Average                                 Average
                                                Average                    Yield/       Average                     Yield/
                                                Balance      Interest       Cost        Balance      Interest       Cost
                                               ----------   ----------   ----------    ----------   ----------   ----------
                                                                                  (dollars in thousands)
ASSETS
Earning Assets:
  Mortgage Loans, Net                          $1,659,349   $   62,642         7.55%   $1,419,651   $   53,800         7.58%
  Other Loans                                     109,832        4,205         7.66        73,512        3,051         8.30
  Mortgage-Backed Securities                    1,106,429       41,763         7.55       997,219       37,344         7.49
  Short-Term Securities                            17,826          489         5.49         8,423          223         5.30
  Other Securities                                456,664       13,482         5.90       398,119       11,660         5.86
                                               ----------   ----------                 ----------   ----------

Total Earning Assets                            3,350,100      122,581         7.32     2,896,924      106,078         7.32
                                                            ----------                              ----------

Non-Earning Assets                                 69,003                                  72,317
                                               ----------                               ---------

Total Assets                                   $3,419,103                                           $2,969,241
                                               ==========                                           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
   Deposits:
     Passbook Accounts                         $  630,924   $    9,378         2.97%   $  529,877   $    7,059         2.66%
     Now Accounts                                   9,268          128         2.76        38,562          594         3.08
     Money Market Accounts                         75,915        1,049         2.76        89,538        1,200         2.68
     Certificate of Deposit Accounts            1,634,995       45,952         5.62     1,400,401       39,537         5.65
                                               ----------   ----------                 ----------   ----------
   Total Interest-Bearing Deposits              2,351,102       56,507         4.81     2,058,378       48,390         4.70
   Borrowings                                     746,272       21,557         5.78       617,355       17,538         5.68
                                               ----------   ----------                 ----------   ----------

Total Interest-Bearing Liabilities              3,097,374       78,064         5.04     2,675,733       65,928         4.93
                                                            ----------                              ----------
Other Liabilities                                 112,672                                 103,480
                                               ----------                              ----------

   Total Liabilities                            3,210,046                               2,779,213
Stockholders' Equity                              209,057                                 190,028
                                               ----------                              ----------

Total Liabilities and Stockholders'
  Equity                                       $3,419,103                              $2,969,241
                                               ==========                              ==========

Net Interest Income/Interest Rate Spread                    $   44,517         2.28%                $   40,150         2.39%
                                                            ==========         ====                 ==========         ====
Net Earning Assets/Net Interest Margin         $  252,726                      2.66%   $  221,191                      2.77%
                                               ==========                      ====    ==========                      ====
Ratio of Earning Assets to
  Interest-Bearing Liabilities                                                 1.08x                                   1.08x
                                                                               ====                                    ====

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND
1996

         GENERAL. The Company's net income for the three months ended June 30, 1997 increased $1.2 million to $8.4 million from $7.2 million for the same period in 1996.

         INTEREST INCOME. Interest income increased by $9.2 million, or 17.1%, to $63.1 million for the three months ended June 30, 1997, from $53.9 million for the same period in 1996, due to an increase in the average earning assets during the period of $493.3 million to $3.44 billion for the three months ended June 30, 1997, from $2.95 billion for the same period in 1996, reflecting the Company's strategy to leverage its capital position through asset growth. Of the increase in average earning assets, $229.2 million was attributable to growth in mortgage loans, net, $119.2 million was attributable to growth in mortgage-backed securities, $77.3 million was attributable to growth in other securities and $32.2 million was attributable to growth in other loans. In addition, during the three months ended June 30, 1997 the Company had an average balance of short-term securities of $35.4 million. For the same period in 1996, there were no short-term securities held by the Company. The average yield on earning assets increased to 7.34% for the three months ended June 30, 1997 from 7.31% for the same period in 1996, due primarily to the increased yield on mortgage-backed securities during the second quarter of 1997 as compared to the comparable prior year period.

         Of the $32.2 million increase in the average balance of other loans for the three months ended June 30, 1997 as compared to the same period in 1996, 82.4% of this increase was attributable to automobile leases purchased from a third party leasing company. As of April 1, 1997, the third party leasing company was acquired by another third party and stopped selling its automobile lease receivables.

         INTEREST EXPENSE. Interest expense increased by $7.3 million, or 21.8%, to $40.6 million for the three months ended June 30, 1997, from $33.3 million for the same period in 1996, due primarily to a $271.6 million increase in average interest-bearing deposits and a $186.6 million increase in average borrowings. In addition, for the three months ended June 30, 1997 the average rate paid on interest-bearing deposits and borrowings increased 18 basis points and 19 basis points, respectively, as compared to the same period in 1996. The average rate paid on interest-bearing liabilities increased to 5.11% for the three months ended June 30, 1997 from 4.90% for the same period in 1996. The average balance of interest-bearing liabilities increased $458.2 million for the three months ended June 30, 1997, to $3.18 billion from $2.72 billion for the same period in 1996.

         NET INTEREST INCOME. Net interest income increased $1.9 million, or 9.4%, to $22.5 million for the three months ended June 30, 1997, from $20.6 million for the same period in 1996. This increase is the result, in part, of a $493.3 million increase in the average balance of earning assets to $3.44 billion, offset by a $458.2 million increase in the average balance of interest-bearing liabilities to $3.18 billion for the three months ended June 30, 1997 as compared to the comparable prior year period. As a result of these increases and the yields and costs associated with the earning assets and interest bearing liabilities, the net interest rate spread for the three months ended June 30, 1997 decreased to 2.23% from 2.41% for the same period in 1996.

         PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses decreased $300 thousand, or 60.0% to $200 thousand for the three months ended June 30, 1997 from $500 thousand for the same period in 1996. The decrease resulted from management's assessment of the loan portfolio and its historical charge-off experience, the level of the Bank's allowance for possible loan losses and management's assessment of the local economy and market conditions. For the three months ended June 30, 1997, recoveries exceeded loan charge-offs by $89 thousand. For the three months ended June 30, 1996, loan charge-offs, net of recoveries, aggregated $88 thousand. At June 30, 1997 and December 31, 1996, the allowance for possible loan losses amounted to $15.0 million and $14.4 million, respectively, and the ratio of such allowance to non-performing loans was 143.54% at June 30, 1997 as compared to 113.79% at December 31, 1996. Although management believes its allowance for possible loan losses is adequate at June 30, 1997, if general economic conditions and real estate values deteriorate, the level of non-performing loans may increase and higher provisions for possible loan losses may be necessary, which would adversely affect future operating results.

         NON-INTEREST INCOME. Non-interest income decreased $822 thousand to $3.0 million for the three months ended June 30, 1997 from $3.8 million for the same period in 1996. This decrease was primarily attributable to a $990 thousand decrease in net gain on sales of securities. For the three months ended June 30, 1997, the Company sold available for sale securities for $49.3 million and recognized $1.0 million of net securities gains. The securities sold included $28.0 million of bonds, $15.0 million of mortgage-backed securities and $6.3 million of equities. These securities were sold at net gains (losses) of ($19) thousand, ($3) thousand and $1.0 million, respectively.

         NON-INTEREST EXPENSE. Non-interest expense increased $620 thousand, or 5.7%, to $11.5 million for the three months ended June 30, 1997, from $10.9 million for the same period in 1996. Of this increase, salary and employee benefits expense increased $743 thousand, or 12.0%, due primarily to higher costs associated with certain qualified stock-based compensation plans, health benefit plans and normal salary increases and offset partially by lower costs associated with restricted stock plans which are now substantially fully vested. Occupancy and equipment expense increased $43 thousand to $1.2 million for the three months ended June 30, 1997, due primarily to increases in depreciation, which resulted from capital expenditures on technology and building renovations, which was partially offset by lower real estate taxes and building rents. Marketing expense increased $102 thousand to $705 thousand for the three months ended June 30, 1997 as compared to the same period in 1996. Other real estate owned expense decreased $236 thousand to $56 thousand for the three months ended June 30, 1997 as compared to the same period in 1996 due to fewer foreclosed properties being held. FDIC assessment expense was $77 thousand for the three month period ending June 30, 1997 as compared to zero for the same period in 1996. FDIC Bank Insurance Fund ("BIF") assessment rates for the three months ended June 30, 1997 were $0.013 per $100 of insured deposits as compared to zero per $100 of insured deposits for the comparable prior year period. Other operating expense decreased $109 thousand, or 4.2%, for the three months ended June 30, 1997 as compared to the same period during 1996, due in part to lower computer and item processing changes.

         PROVISION FOR INCOME TAXES. Provision for income taxes decreased $412 thousand to $5.4 million for the three months ended June 30, 1997 as compared to $5.8 million during the same period in 1996. As a percentage of income before provision for income taxes, the provision for income taxes decreased from 44.5% of pre-tax earnings to 39.0%. This decrease resulted from certain business initiatives put into place by the Company during the second quarter of 1997.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         GENERAL. The Company's net income for the six months ended June 30, 1997 increased $1.8 million to $16.2 million from $14.4 million for the same period in 1996.

         INTEREST INCOME. Interest income increased by $16.5 million, or 15.6%, to $122.6 million for the six months ended June 30, 1997, from $106.1 million for the same period in 1996, due to an increase in the average earning assets during the period of $453.2 million to $3.35 billion for the six months ended June 30, 1997, from $2.90 billion for the same period in 1996, reflecting the Company's strategy to leverage its capital position through asset growth. Of the increase in average earning assets, $239.7 million was attributable to growth in mortgage loans, net, $109.2 million was attributable to growth in mortgage-backed securities, $58.5 million was attributable to growth in other securities, $36.3 million was attributable to growth in other loans, and $9.4 million was attributable to increased average balances of short-term securities. The average yield on earning assets remained constant at 7.32% for the six months ended June 30, 1997 and 1996.

         Of the $36.3 million increase in the average balance of other loans for the six months ended June 30, 1997 as compared to the same period in 1996, 84.8% of this increase was attributable to automobile leases purchased from a third party leasing company. As of April 1, 1997, the third party leasing company was acquired by another third party and stopped selling its automobile lease receivables.

         INTEREST EXPENSE. Interest expense increased by $12.1 million, or 18.4%, to $78.1 million for the six months ended June 30, 1997, from $65.9 million for the same period in 1996, due primarily to a $292.7 million increase in average interest-bearing deposits and an $128.9 million increase in average borrowings. In addition, for the six months ended June 30, 1997 the average rate paid on interest-bearing deposits and borrowings increased 11 basis points and 10 basis points, respectively, as compared to the same period in 1996. The average rate paid on interest-bearing liabilities increased to 5.04% for the six months ended June 30, 1997 from 4.93% for the same period in 1996. The average balance of interest-bearing liabilities increased $421.6 million for the six months ended June 30, 1997, to $3.10 billion from $2.68 billion for the same period in 1996.

         NET INTEREST INCOME. Net interest income increased $4.4 million, or 10.9%, to $44.5 million for the six months ended June 30, 1997, from $40.2 million for the same period in 1996. This increase is the result, in part, of a $453.2 million increase in the average balance of earning assets to $3.35 billion, offset by a $421.6 million increase in the average balance of interest-bearing liabilities to $3.10 billion for the six months ended June 30, 1997 as compared to the comparable prior year period. As a result of these increases and the yields and costs associated with the earning assets and interest bearing liabilities, the net interest rate spread for the six months ended June 30, 1997 decreased to 2.28% from 2.39% for the same period in 1996.

         PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses decreased $450 thousand, or 45.0% to $550 thousand for the six months ended June 30, 1997 from $1.0 million for the same period in 1996. The decrease resulted from management's assessment of the loan portfolio and the Bank's historical charge-off experience, the level of the Bank's allowance for possible loan losses and management's assessment of the local economy and market conditions. For the six months ended June 30, 1997 recoveries exceeded loan charge-offs by $70 thousand. For the six months ended June 30, 1996, loan charge-offs, net of recoveries, aggregated $115 thousand.

         NON-INTEREST INCOME. Non-interest income decreased $2.5 million to $6.0 million for the six months ended June 30, 1997 from $8.4 million for the same period in 1996. This decrease was primarily attributable to a $2.8 million decrease in net gain on sales of securities. For the six months ended June 30, 1997, the Company sold available for sale securities for $71.0 million, and recognized $2.0 million of net securities gains. The securities sold included $40.9 million of bonds, $18.9 million of mortgage-backed securities and $11.2 million of equities. These securities were sold at net gains (losses) of ($7) thousand, ($19) thousand and $1.9 million, respectively. In addition, gain on sales of whole loans increased $155 thousand for the six months ended June 30, 1997 as compared to the comparable prior year period.

         NON-INTEREST EXPENSE. Non-interest expense increased $1.2 million, or 5.7%, to $22.9 million for the six months ended June 30, 1997, from $21.7 million for the same period in 1996. Of this increase, salary and employee benefits expense increased $1.2 million, or 9.5%, due primarily to higher costs associated with certain qualified stock-based compensation plans, health benefit plans and normal salary increases and offset partially by lower costs associated with restricted stock plans which are now substantially fully vested. Occupancy and equipment expense increased $111 thousand to $2.6 million for the six months ended June 30, 1997, due primarily to increases in depreciation, which resulted from capital expenditures on technology and building renovations, and is partially offset by lower real estate taxes and building rents. Marketing expense increased $84 thousand to $1.4 million for the six months ended June 30, 1997 as compared to the same period in 1996. Other real estate owned expense decreased $528 thousand to $133 thousand for the six months ended June 30, 1997 as compared to the same period in 1996 due to fewer foreclosed properties being held. FDIC assessment expense was $151 thousand for the six month period ending June 30, 1997 as compared to $1 thousand for the same period in 1996. FDIC Bank Insurance Fund ("BIF") assessment rates for the six months ended June 30, 1997 were $0.013 per $100 of insured deposits as compared to zero per $100 of insured deposits for the comparable prior year period.

Other operating expense increased $236 thousand, or 5.0%, for the six months ended June 30, 1997 as compared to the same period during 1996, due in part to higher professional fees which were offset partially by lower computer and item processing charges.

         PROVISION FOR INCOME TAXES. Provision for income taxes decreased $661 thousand to $10.8 million for the six months ended June 30, 1997 as compared to $11.5 million during the same period in 1996. As a percentage of income before provision for income taxes, the provision for income taxes decreased from 44.4% of pre-tax earnings to 40.0%. This decrease resulted from certain business initiatives put into place by the Company during the second quarter of 1997 and from certain legislative changes regarding tax bad debt reserves (see Note 8 to Unaudited Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. Following the completion of the Bank's conversion and T R Financial's stock offering, T R Financial's principal business was that of its subsidiary, the Bank. T R Financial invested 50% of the net proceeds from the stock offering in the Bank and initially invested the remaining proceeds in short-term securities, corporate debt obligations, money market investments and mortgage-backed securities. The Bank can pay dividends to T R Financial, to the extent such payments are permitted by law or regulation, which serves as an additional source of liquidity. T R Financial's liquidity is available to, among other things, support future expansion of operations or diversification into other banking related businesses, to pay dividends to its stockholders or repurchase its common stock. During the six months ended June 30, 1997, T R Financial repurchased 145,000 shares of its common stock pursuant to its sixth stock repurchase program at a total cost of $2.1 million. The sixth stock repurchase program was authorized by the Board of Directors on April 16, 1996 and covers the repurchase of up to 1,789,618 shares of common stock. As of June 30, 1997, a total of 579,000 shares had been repurchased pursuant to this program. On July 22, 1997, the Board of Directors declared a quarterly cash dividend of $0.15 per common share to stockholders of record on August 15, 1997. This dividend is payable on September 2, 1997.

         The Bank's primary sources of funds are deposits, FHLB borrowings, securities sold under agreements to repurchase and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities. Proceeds from the sales of securities available for sale and, to a lesser extent, loans are also sources of funding. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

         Liquidity management for the Company is both a daily and long-term component of the Company's management strategy. Excess funds are generally invested in short-term and intermediate-term securities. In the event that the Company seeks to raise funds beyond what it generates internally, additional sources of funds are available through the use of FHLB borrowings and through the use of securities sold under agreements to repurchase. In addition, the Bank may access funds, if necessary, through a $100 million overnight line of credit and a $100 million one-month borrowing facility from the FHLB.

         REGULATORY CAPITAL POSITION. The Bank is subject to minimum regulatory requirements imposed by the FDIC which vary according to the institution's capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3.0% of total assets plus an additional amount of at least 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of 8.0%. Although the minimum leverage capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") stipulates that an institution with less than a 4.0% leverage capital ratio is deemed to be an "undercapitalized" institution and results in the imposition of regulatory restrictions. The Bank's capital ratios qualify it to be deemed "well capitalized" under FDICIA. In addition, the Company's capital ratios exceed the minimum regulatory capital requirements imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC. The following table sets forth the Bank's and T R Financial's regulatory capital positions and ratios at June 30, 1997:


                                                   ROOSEVELT SAVINGS BANK                 T R FINANCIAL (CONSOLIDATED)
                                                   ----------------------                 ----------------------------
                                                                    TOTAL                                        TOTAL
                                           LEVERAGE            RISK-BASED               LEVERAGE            RISK-BASED
                                            CAPITAL               CAPITAL                CAPITAL               CAPITAL
                                         ----------            ----------             ----------            ----------
                                                                      (dollars in thousands)
Stockholders' equity at
  June 30, 1997.............               $208,325              $208,325               $220,350              $220,350
Net unrealized
  appreciation in certain
  securities, net of tax....                 (1,420)               (1,420)                (1,336)               (1,336)
Mortgage servicing
  rights not recognized.....                    (10)                  (10)                   (10)                  (10)
Allowance for possible
  loan losses...............                     --                14,990                     --                14,990
                                         ----------            ----------             ----------            ----------
Regulatory capital
  position..................                206,895               221,885                219,004               233,994
Minimum required
  regulatory capital (3%
  and 8%,
  respectively) (1)...........              105,358               102,498                105,573               102,572
                                         ----------            ----------             ----------            ----------
Excess......................             $  101,537            $  119,387             $  113,431            $  131,422
                                         ==========            ==========             ==========            ==========
Regulatory capital
  ratio.....................                   5.89%                17.32%                  6.22%                18.25%
                                         ==========            ==========             ==========            ==========

(1) Applying the 4% leverage capital ratio imposed by FDICIA, Roosevelt Savings Bank's leverage capital requirement at June 30, 1997 was $140.5 million and as of such date the Bank exceeded this requirement by $66.4 million. T R Financial's leverage capital requirement, applying the 4% leverage capital ratio, was $140.8 million at June 30, 1997 and as of such date T R Financial exceeded this requirement by $78.2 million.

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

PART II - OTHER INFORMATION
---------------------------


ITEM 1.  LEGAL PROCEEDINGS
         -----------------
         Not applicable.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         Not applicable.

ITEM 5.  OTHER INFORMATION
         -----------------
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         (a)  EXHIBITS

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




                                        T R FINANCIAL CORP.
                                        (Registrant)




Date:  August 14, 1997         By:      /s/ John M. Tsimbinos
                                        ---------------------
                                            John M. Tsimbinos
                                            Chairman of the Board and
                                              Chief Executive Officer






Date:  August 14, 1997         By:      /s/ Dennis E. Henchy
                                        --------------------
                                            Dennis E. Henchy
                                            Executive Vice President
                                              and Chief Financial Officer

                                  EXHIBIT INDEX

11.   Statement re:  Computation of Per Share Earnings

27.   Financial Data Schedule (submitted only with filing in electronic format)