Form 10-Q
period 1997-09-30
TR FINANCIAL CORP
filed 1997-11-13
CIK 898447

As filed with the Securities and Exchange Commission on November 13, 1997

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  _________ to  _________

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

                  Yes  /X/                   No / /

         As of November 7, 1997, there were 17,594,523 shares of the Registrant's common stock outstanding.

                                    FORM 10-Q
                               T R FINANCIAL CORP.
                                      INDEX

                                                                          Page
PART I -- FINANCIAL INFORMATION                                           Number
-------------------------------                                           ------

Item 1.  Financial Statements -- Unaudited

         Consolidated Statements of Financial Condition at
          September 30, 1997 and December 31, 1996                         3

         Consolidated Statements of Income for the three and nine
          months ended September 30, 1997 and 1996                         4

         Consolidated Statement of Changes in Stockholders' Equity for
          the nine months ended September 30, 1997                         5

         Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1997 and 1996                         6

         Notes to Unaudited Consolidated Financial Statements              7-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11-20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        20

PART II -- OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings                                                 20

Item 2.  Changes in Securities                                             20

Item 3.  Defaults Upon Senior Securities                                   20

Item 4.  Submission of Matters to a Vote of Security Holders               20

Item 5.  Other Information                                                 20

Item 6.  Exhibits and Reports on Form 8-K                                  20

Signature Page                                                             21

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

================================================================================

PART I --  FINANCIAL INFORMATION
--------------------------------

ITEM 1.           FINANCIAL STATEMENTS -- UNAUDITED
                  ---------------------------------

                                       T R FINANCIAL CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)

                                                                                 September 30,      December 31,
                                                                                     1997               1996
                                                                                 -------------      ------------
                                                                                 (in thousands, except share and
                                                                                        per share amounts)
ASSETS
------
Cash and cash equivalents                                                        $    28,335        $    18,128
Securities available for sale:
  Bonds and equities                                                                 328,670            337,446
  Mortgage-backed securities                                                         118,444            104,401
                                                                                 -----------        -----------
  Total securities available for sale                                                447,114            441,847
                                                                                 -----------        -----------
Securities held to maturity, net (estimated fair value of $1,205,905 and
  $1,017,702 at September 30, 1997 and December 31, 1996, respectively):
    Bonds                                                                             42,325             53,632
    Mortgage-backed securities                                                     1,141,216            955,300
                                                                                 -----------        -----------
    Total securities held to maturity, net                                         1,183,541          1,008,932
                                                                                 -----------        -----------
Loans receivable                                                                   1,966,869          1,716,182
Allowance for possible loan losses                                                   (14,934)           (14,370)
                                                                                 -----------        -----------
  Loans receivable, net                                                            1,951,935          1,701,812
                                                                                 -----------        -----------
Other real estate owned, net                                                             887              3,264
Banking house and equipment, net                                                      13,920             13,320
Accrued interest receivable                                                           22,969             21,517
Federal Home Loan Bank stock, at cost                                                 33,390             33,390
Deferred tax asset, net                                                                2,784              6,668
Other assets                                                                           6,689             10,749
                                                                                 -----------        -----------
  Total assets                                                                   $ 3,691,564        $ 3,259,627
                                                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Due to depositors                                                                $ 2,321,270        $ 2,343,513
Borrowed funds                                                                     1,048,903            637,835
Mortgagors' escrow deposits                                                           27,728             19,585
Accounts payable and accrued expenses                                                 16,701             11,190
Official checks outstanding                                                           17,858             24,251
Accrued taxes payable                                                                  9,095                 --
Other liabilities                                                                     19,796             19,215
                                                                                 -----------        -----------
  Total liabilities                                                                3,461,351          3,055,589
                                                                                 -----------        -----------

Commitments and contingencies                                                             --                 --
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued               --                 --
  Common stock, $.01 par value, 30,000,000 shares authorized; 22,724,000 shares issued;  17,592,169 shares and 17,574,040 shares outstanding at September
    30, 1997 and December 31, 1996, respectively                                         227                227
  Additional paid-in-capital                                                         108,875            104,880
  Retained earnings, partially restricted                                            176,172            157,716
  Net unrealized appreciation (depreciation) in certain securities, net of tax         3,585             (1,501)
  Less:
    Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")           (4,865)            (5,650)
    Unearned common stock held by Bank's Recognition and Retention Plans and
      Trusts (RRP's)                                                                    (129)              (346)
    Common stock held by Bank's Supplemental Executive Retirement
      Plan and Trust, at cost (105,435 shares and 78,192 shares at
      September 30, 1997 and December 31, 1996, respectively)                         (1,206)              (721)
    Treasury stock, at cost (5,131,831 shares and 5,149,960 shares
      at September 30, 1997 and December 31, 1996, respectively)                     (52,446)           (50,567)
                                                                                 -----------        -----------
  Total stockholders' equity                                                         230,213            204,038
                                                                                 -----------        -----------
  Total liabilities and stockholders' equity                                     $ 3,691,564        $ 3,259,627
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

                                       T R FINANCIAL CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)


                                                          For the                            For the
                                                     three months ended                  nine months ended
                                                       September 30,                       September 30,
                                                --------------------------          --------------------------
                                                  1997              1996              1997              1996
                                                --------          --------          --------          --------
                                                            (in thousands, except per share amounts)
Interest income:
  Mortgage loans                                $ 33,984          $ 28,563          $ 96,626          $ 82,363
  Mortgage-backed securities                      22,617            19,014            64,380            56,358
  Bonds, equities and other investments            6,481             5,844            20,452            17,727
  Other loans                                      1,970             1,874             6,175             4,925
                                                --------          --------          --------          --------

    Total interest income                         65,052            55,295           187,633           161,373
                                                --------          --------          --------          --------

Interest expense:
  Deposits                                        28,319            26,252            84,826            74,642
  Borrowed funds                                  13,844             8,781            35,401            26,319
                                                --------          --------          --------          --------

    Total interest expense                        42,163            35,033           120,227           100,961
                                                --------          --------          --------          --------

Net interest income                               22,889            20,262            67,406            60,412
Provision for possible loan losses                   125               200               675             1,200
                                                --------          --------          --------          --------

Net interest income after provision
  for possible loan losses                        22,764            20,062            66,731            59,212
                                                --------          --------          --------          --------

Non-interest income:
  Loan fees and other charges, net                 1,622             1,405             4,664             4,396
  Net gain on sales of securities                  1,804             1,767             3,784             6,526
  Gain on sales of whole loans                        --                --               158                 3
  Other income                                       185               410               971             1,085
                                                --------          --------          --------          --------

    Total non-interest income                      3,611             3,582             9,577            12,010
                                                --------          --------          --------          --------

Non-interest expense:
  Salaries and employee benefits                   7,581             6,397            21,268            18,901
  Occupancy and equipment expense                  1,354             1,235             3,958             3,728
  Marketing expense                                  671               560             2,026             1,831
  Other real estate owned expense                     50               181               183               842
  FDIC assessment                                     76                 1               227                 2
  Other operating expense                          1,731             2,162             6,729             6,924
                                                --------          --------          --------          --------

    Total non-interest expense                    11,463            10,536            34,391            32,228
                                                --------          --------          --------          --------

Income before provision for income
   taxes                                          14,912            13,108            41,917            38,994
                                                --------          --------          --------          --------

Provision for income taxes                         5,880             4,794            16,707            16,282
                                                --------          --------          --------          --------

Net income                                      $  9,032          $  8,314          $ 25,210          $ 22,712
                                                ========          ========          ========          ========
Net income per common and common
  equivalent share                              $   0.51          $   0.47          $   1.43          $   1.28
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

                                  T R FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                               (UNAUDITED)

                                                                                           For the
                                                                                      nine months ended
                                                                                     September 30, 1997
                                                                                ---------------------------
                                                                                (in thousands, except share
                                                                                   and per share amounts)
COMMON STOCK (PAR VALUE: $.01)
------------------------------
Balance at beginning and end of period .........................................         $     227
                                                                                         ---------

ADDITIONAL PAID-IN-CAPITAL
--------------------------
Balance at beginning of period .................................................           104,880
  Excess of ESOP compensation cost measured using fair value of stock
   over its related cost .......................................................             2,939
  Amortization of stock option costs ...........................................                28
  Common stock acquired by Supplemental Executive Retirement Plan and Trust ....               485
  Tax benefits attributable to vested RRP shares and stock option exercises ....               543
                                                                                         ---------
Balance at end of period .......................................................           108,875
                                                                                         ---------

RETAINED EARNINGS, PARTIALLY RESTRICTED
---------------------------------------
Balance at beginning of period .................................................           157,716
  Net income ...................................................................            25,210
  Cash dividends declared on common stock  ($0.39 per share) ...................            (6,365)
  Loss on reissuances of treasury stock (201,192 shares) .......................              (389)
                                                                                         ---------
Balance at end of period .......................................................           176,172
                                                                                         ---------

NET UNREALIZED APPRECIATION (DEPRECIATION) IN CERTAIN
SECURITIES, NET OF TAX
-----------------------------------------------------
Balance at beginning of period .................................................            (1,501)
  Net unrealized appreciation in certain securities, net of tax ................             5,086
                                                                                         ---------
Balance at end of period .......................................................             3,585
                                                                                         ---------

UNALLOCATED/UNEARNED COMMON STOCK HELD BY STOCK PLANS
-----------------------------------------------------
Balance at beginning of period .................................................            (5,996)
  Amortization relating to allocation of stock held by ESOP and
    earned portion of RRP stock ................................................               862
  Sale of shares held in RRP trust to treasury stock (31,000 shares) ...........               140
                                                                                         ---------
Balance at end of period .......................................................            (4,994)
                                                                                         ---------

COMMON STOCK HELD BY BANK'S SUPPLEMENTAL EXECUTIVE
RETIREMENT PLAN AND TRUST, AT COST
--------------------------------------------------
Balance at beginning of period .................................................              (721)
  Common stock acquired ........................................................              (485)
                                                                                         ---------
Balance at end of period .......................................................            (1,206)
                                                                                         ---------

TREASURY STOCK, AT COST
-----------------------
Balance at beginning of period .................................................           (50,567)
  Common stock acquired, at cost (183,000 shares) ..............................            (3,174)
  Common stock reissued for options exercised (201,129 shares) .................             1,295
                                                                                         ---------
Balance at end of period .......................................................           (52,446)
                                                                                         ---------

Total stockholders' equity .....................................................         $ 230,213
                                                                                         =========

     See accompanying notes to unaudited consolidated financial statements.

                                            T R FINANCIAL CORP. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)
                                                                                        For the nine months ended September 30,
                                                                                                1997               1996
                                                                                        -------------------  ------------------
                                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................................................     $  25,210        $  22,712
  Adjustments to reconcile net income to net cash provided (used)
    by operating activities:
    Provision for possible loan losses ..................................................           675            1,200
    Provision for possible other real estate owned losses ...............................             4              171
    Depreciation of banking house and equipment .........................................         1,557            1,267
    Gain on calls of securities .........................................................            (1)             (31)
    Net gain on sales of securities available for sale ..................................        (3,691)          (6,520)
    Gain on sales of whole loans ........................................................          (158)              (3)
    Net gain on sale of other real estate owned .........................................          (354)            (369)
    Amortization of net deferred loan origination costs .................................           503              341
    Amortization of premiums in excess of accretion of discounts ........................         1,158              893
    Income taxes deferred and tax benefits attributable to stock plans ..................           431              118
    Amortization relating to allocation and earned portions of stock plans ..............         3,941            2,980
  Increase/decrease in:
    Trading account securities ..........................................................            --           (2,963)
    Accrued interest receivable .........................................................        (1,452)             536
    Accounts payable and accrued expenses ...............................................         5,511           (4,524)
    Official checks outstanding .........................................................        (6,393)         (12,349)
    Other assets ........................................................................         4,060              115
    Accrued taxes payable ...............................................................         9,095           (2,727)
    Other liabilities ...................................................................           581            3,784
                                                                                              ---------        ---------
       Net cash provided by operating activities ........................................        40,677            4,631
                                                                                              ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for the purchase of:
    Securities held to maturity and FHLB Capital Stock ..................................      (292,301)        (244,538)
    Securities available for sale .......................................................      (191,560)        (284,785)
    Banking house and equipment .........................................................        (2,157)          (2,679)
  Proceeds from:
    Redemption of FHLB Capital Stock and calls of securities ............................        15,315           20,924
    Sales of securities available for sale ..............................................       175,189          320,432
    Repayments on securities ............................................................       124,985          179,341
    Sales of whole loans ................................................................         9,837              550
    Principal collected on real estate loans ............................................       150,107          112,430
    Sales of other real estate owned ....................................................         3,692            7,318
    Principal collected on other loans ..................................................        35,640           16,570
  Real estate loans originated and purchased ............................................      (412,506)        (315,837)
  Other loans originated and purchased ..................................................       (35,186)         (50,302)
                                                                                              ---------        ---------
      Net cash used in investing activities .............................................      (418,945)        (240,576)
                                                                                              ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Interest credited to deposits .........................................................        66,535           74,642
  Net (withdrawals) deposits in savings accounts, certificate of deposit accounts,
    money market accounts and checking accounts .........................................       (88,778)         166,387
  Net proceeds from exercise of stock options ...........................................           906              732
  Net deposits to escrow accounts .......................................................         8,143            8,484
  Net (repayments of) proceeds from short-term borrowed funds ...........................       (43,610)          15,500
  Repayments of long-term borrowed funds ................................................       (80,800)         (48,613)
  Proceeds from long-term borrowed funds ................................................       535,478           35,600
  Purchase of treasury stock ............................................................        (3,034)         (15,637)
  Cash dividends paid ...................................................................        (6,365)          (3,944)
                                                                                              ---------        ---------
     Net cash provided by financing activities ..........................................       388,475          233,151
                                                                                              ---------        ---------
  Net increase (decrease) in cash and cash equivalents ..................................        10,207           (2,794)
  Cash and cash equivalents at beginning of period ......................................        18,128           21,204
                                                                                              ---------        ---------
  Cash and cash equivalents at end of period ............................................     $  28,335        $  18,410
                                                                                              =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes ............................................................     $   4,351        $  18,818
                                                                                              =========        =========
  Cash paid for interest on deposits and borrowed funds .................................     $  49,147        $  41,571
                                                                                              =========        =========
  Non-cash investing activities:
    Additions to other real estate owned, net ...........................................     $     965        $   4,239
                                                                                              =========        =========

     See accompanying notes to unaudited consolidated financial statements.

                      T R FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of T R Financial Corp. ("T R Financial"), its direct wholly-owned subsidiary Roosevelt Savings Bank (the "Bank"), and the subsidiaries of the Bank (collectively, the "Company").

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

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

2.       EARNINGS PER SHARE

         Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. For the three months ended September 30, 1997 and 1996, the weighted average number of shares of common stock and common stock equivalents outstanding was 17,797,201 and 17,685,332, respectively. For the nine months ended September 30, 1997 and 1996, the weighted average number of shares of common stock and common stock equivalents outstanding was 17,662,177 and 17,756,080, respectively. In accordance with the provisions of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the weighted average number of shares of common stock and common stock equivalents is reduced by the weighted average number of unallocated shares of common stock held by the Company's Employee Stock Ownership Plan ("ESOP"). Accordingly, such shares for the three months ended September 30, 1997 and 1996 have been reduced by 1,110,646 shares and 1,341,694 shares, respectively. For the nine months ended September 30, 1997 and 1996, such shares have been reduced by 1,168,272 shares and 1,405,682 shares, respectively.

3.       DEBT AND EQUITY SECURITIES

         The following tables set forth certain information regarding amortized cost, estimated fair values and gross unrealized gains and losses on debt and equity securities of the Company at September 30, 1997.

                                                                                 Gross Unrealized
                                                Amortized     Estimated     ------------------------
                                                   Cost       Fair Value      Gains         Losses
                                                ----------    ----------    ----------    ----------
                                                                    (in thousands)
Available for Sale:
 Bonds and equities:
   United States Government
     obligations                                $  194,243    $  195,223    $    1,178    $     (198)
   Federal agency obligations                      104,054       103,752           151          (453)
   Industrial, financial corporation
     and other bonds                                 2,039         2,082            43            --
   Common and preferred stocks                      20,863        27,613         6,751            (1)
                                                ----------    ----------    ----------    ----------
   Total bonds and equities                        321,199       328,670         8,123          (652)
                                                ----------    ----------    ----------    ----------
  Mortgage-backed securities:
   FNMA, net (1)                                     7,732         7,895           165            (2)
   GNMA, net                                       102,766       103,851         1,125           (40)
   FHLMC, net (1)                                    6,713         6,698            29           (44)
                                                ----------    ----------    ----------    ----------
   Total mortgage-backed securities                117,211       118,444         1,319           (86)
                                                ----------    ----------    ----------    ----------
     Total available for sale                   $  438,410    $  447,114    $    9,442    $     (738)
                                                ==========    ==========    ==========    ==========

Held to Maturity, Net:
  Bonds:
   Federal agency obligations                   $    6,000    $    5,986    $       --    $      (14)
   Public utility bonds                                901           864            --           (37)
   Municipal bonds                                   6,553         6,730           177            --
   Industrial and financial
     corporation bonds                              28,871        28,834           101          (138)
                                                ----------    ----------    ----------    ----------
   Total bonds                                      42,325        42,414           278          (189)
                                                ----------    ----------    ----------    ----------
  Mortgage-backed securities:
   FNMA, net                                        88,959        88,559           530          (930)
   GNMA, net                                       959,163       979,095        20,795          (863)
   FHLMC, net (2)                                   90,185        92,792         2,607            --
   CMOs, net (2)                                     2,909         3,045           136            --
                                                ----------    ----------    ----------    ----------
   Total mortgage-backed securities              1,141,216     1,163,491        24,068        (1,793)
                                                ----------    ----------    ----------    ----------
     Total held to maturity, net                $1,183,541    $1,205,905    $   24,436    $   (1,982)
                                                ==========    ==========    ==========    ==========


(1) Through June 30, 1997, these amounts included securities which were transferred on December 15, 1995 from held to maturity to available for sale after having been previously transferred on March 31, 1995 from available for sale to held to maturity. During the three months ended September 30, 1997, these securities were sold, and, as a result, the remaining unamortized gross unrealized losses were reversed.

(2) Includes securities which were transferred on March 31, 1995 from available for sale to held to maturity. As of September 30, 1997 the amortized cost of these securities was reduced by $2,414,000 of gross unrealized losses existing as of March 31, 1995, adjusted for subsequent accretion.

4.       EMPLOYEE STOCK OWNERSHIP PLAN

         The Company recognizes compensation expense attributable to its ESOP ratably over the year based upon the estimated number of shares of T R Financial common stock to be allocated by the ESOP each December 31st. The amount of compensation expense recorded is equal to the estimate of shares to be allocated by the ESOP multiplied by the average fair value of the underlying shares during the period. The compensation expense attributable to the ESOP was $1,557,000 and $865,000, respectively, for the three months ended September 30, 1997 and 1996 and $3,724,000 and $2,469,000, respectively, for the nine months ended September 30, 1997 and 1996. The average quoted price of the underlying shares for the three months ended September 30, 1997 and 1996 was $26.80 per share and $13.99 per share, respectively. For the nine months ended September 30, 1997 and 1996 such average price was $21.37 and $13.31, respectively.

5.       STOCKHOLDERS' EQUITY

         During the nine months ended September 30, 1997, a total of 183,000 shares of T R Financial common stock were repurchased by the Company at an aggregate cost of $3,174,000. Of this amount, 31,000 shares represent repurchases of unallocated shares held by the Roosevelt Savings Bank Recognition and Retention Plan for Outside Directors in connection with the termination of the plan.

         For the nine months ended September 30, 1997, the Board of Directors declared cash dividends on the Company's outstanding common stock of $0.11 per share, $0.13 per share and $0.15 per share to stockholders of record on February 14, 1997, May 15, 1997 and August 15, 1997, respectively. These dividends aggregated $6,365,000 and were paid in March, June and September 1997.

6.       CONTINGENCIES

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

7.       RECENT DEVELOPMENTS

         On October 23, 1997 the Board of Directors declared a cash dividend on the Company's outstanding common stock of $0.16 per share to stockholders of record on November 12, 1997. The dividend is payable on December 1, 1997.

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

         While SFAS No. 128 does not permit early application, earnings per share data computed pursuant to the provisions of SFAS No. 128, on a pro forma basis, for the three and nine months ended September 30, 1997 and 1996 is as follows:


                                                            Three Months Ended            Nine Months Ended
                                                               September 30,                September 30,

                                                           1997           1996          1997            1996
                                                       -----------    -----------    -----------    -----------

Basic earnings per share:
  Income available to common stockholders              $ 9,032,000    $ 8,314,000    $25,210,000    $22,712,000
                                                       ===========    ===========    ===========    ===========
  Weighted average number of common
      shares outstanding                                16,322,084     16,388,688     16,320,935     16,512,904
  Weighted average pro rata allocation to
      interim periods of common stock held
      by the ESOP and to be allocated on
      December 31st of each year                           144,860        161,180         87,234         97,192
                                                       -----------    -----------    -----------    -----------
  Total denominator for basic earnings per share        16,466,944     16,549,868     16,408,169     16,610,096
                                                       ===========    ===========    ===========    ===========
  Basic earnings per share                             $      0.55    $      0.50    $      1.54    $      1.37
                                                       ===========    ===========    ===========    ===========

Diluted earnings per share:
  Income available to common stockholders              $ 9,032,000    $ 8,314,000    $25,210,000    $22,712,000
                                                       ===========    ===========    ===========    ===========

  Total denominator for basic earnings per share        16,466,944     16,549,868     16,408,169     16,610,096
  Plus:  Weighted average number of shares that
         would be issued upon exercise of dilutive
         options assuming proceeds would be used to
         repurchase shares pursuant to the treasury
         stock method                                    1,330,257      1,135,464      1,254,008      1,145,984
                                                       -----------    -----------    -----------    -----------

  Total denominator for diluted earnings per share      17,797,201     17,685,332     17,662,177     17,756,080
                                                       ===========    ===========    ===========    ===========
  Diluted earnings per share                           $      0.51    $      0.47    $      1.43    $      1.28
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

         The FASB also issued in June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way public business enterprises, including the Company, are to report information about operating segments in annual reporting and selected information about operating segments in interim reporting. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and amends SFAS No. 94, "Consolidation of All Majority Owned Subsidiaries" to remove special disclosure requirements for previously unconsolidated subsidiaries. SFAS No. 131 is effective for the Company for annual reporting periods beginning after December 15, 1997 and requires interim periods to be presented in the second year of application. The interim periods, however, must be presented in comparative form unless it is impracticable to do so.

         SFAS Nos. 130 and 131 are limited to additional disclosure and, accordingly, the adoption of these statements will not have an impact on the Company's financial condition or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------


GENERAL

         T R Financial Corp. ("T R Financial") is the bank holding company for Roosevelt Savings Bank and its subsidiaries (the "Bank"), a New York chartered stock savings bank. While the following discussion of financial condition and results of operations includes the collective results of T R Financial and the Bank (collectively, the "Company"), this discussion reflects principally the Bank's activities.

FINANCIAL CONDITION

         Total assets increased $431.9 million, or 13.3%, to $3.69 billion at September 30, 1997 from $3.26 billion at December 31, 1996, primarily as a result of management's continued strategy to leverage its capital position through asset growth. This growth was funded primarily by increased borrowed funds.

         Of the increase in total assets, $250.1 million was attributable to an increase in loans receivable, net, due primarily to the origination and purchase of residential real estate loans. Securities available for sale increased $5.3 million, or 1.2%, to $447.1 million at September 30, 1997 from $441.8 million at December 31, 1996, due principally to purchases of such securities totaling $191.6 million during the nine months ended September 30, 1997, offset by sales of securities totaling $175.2 million. Securities held to maturity, net increased $174.6 million, or 17.3%, to $1.18 billion at September 30, 1997 from $1.01 billion at December 31, 1996. These changes in securities portfolios reflect the effects of securities purchases, securities repayments and maturities and, in the case of the available for sale securities portfolio, also reflects the effects of securities sales and changes in the estimated fair values of the securities. As of September 30, 1997, the available for sale portfolio had net unrealized appreciation of $8.7 million as compared to net unrealized appreciation at December 31, 1996 of $1.9 million.

         Total deposits decreased $22.2 million, or 0.9%, to $2.32 billion at September 30, 1997 from $2.34 billion at December 31, 1996. This decrease was attributable to the planned net outflow of certain higher cost customer deposits. Borrowed funds, however, increased $411.1 million, or 64.4%, to $1.05 billion at September 30, 1997 from $637.8 million at December 31, 1996. This increase in borrowings is primarily attributable to a $539.1 million increase in securities sold under agreements to repurchase, which was partially offset by a $128.0 million decrease in Federal Home Loan Bank of New York ("FHLB") borrowings. In managing the cost of funds, management is using borrowings to leverage asset growth and to replace planned deposit outflow. This strategy is intended to lower the Company's overall cost of funds in the fourth quarter of 1997 as compared to the third quarter of 1997.

         Stockholders' equity increased to $230.2 million at September 30, 1997, or 6.2% of total assets, as compared to $204.0 million at December 31, 1996, or 6.3% of total assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Investments in Certain Debt and Equity Securities," stockholders' equity at September 30, 1997 and December 31, 1996 includes net unrealized appreciation (depreciation) in certain securities, net of tax, of $3.6 million and ($1.5) million, respectively. The change in net unrealized appreciation (depreciation) in certain securities from December 31, 1996 to September 30, 1997 resulted primarily from the affect that the appreciation in the equity financial markets had during this period on equity holdings of the Company and from a decrease in market interest rates during the nine months ended September 30, 1997, which increased the estimated fair value of fixed rate debt securities. The change in net unrealized appreciation was only partially offset by the realization of net gains from sales of securities. As of September 30, 1997, net unrealized appreciation (depreciation) in certain securities, net of tax, included net unrealized depreciation of $1.4 million, net of tax, relating to securities previously transferred from available for sale to held to maturity. At December 31, 1996, such amount was $2.6 million of net unrealized depreciation. In addition, during the nine months ended September 30, 1997, the Company continued its stock buyback program, purchasing 183,000 shares of common stock at a total cost of $3.2 million for the period. See "Liquidity and Capital Resources."

         The Bank's leverage capital ratio decreased from 6.07% at December 31, 1996 to 5.98% at September 30, 1997 due to the increase in the Bank's quarterly average assets, which was partially offset by a $22.3 million increase in the Bank's regulatory capital. The Bank's risk-based capital ratio of 17.69% at September 30, 1997 represents an 83 basis point increase as compared to that ratio at December 31, 1996. These capital ratios are well in excess of Federal Deposit Insurance Corporation ("FDIC") capital requirements applicable to the Bank. See "Liquidity and Capital Resources -- Regulatory Capital Position."

         Non-performing assets decreased $1.2 million to $14.7 million at September 30, 1997, from $15.9 million at December 31, 1996. The ratio of non-performing assets to total assets decreased to 0.40% at September 30, 1997 from 0.49% at December 31, 1996. Other real estate owned, net decreased $2.4 million to $887 thousand at September 30, 1997 from $3.3 million at December 31, 1996. Non-performing loans increased to $13.8 million at September 30, 1997 as compared to $12.6 million at December 31, 1996 due primarily to a $1.0 million increase in loans 90 days or more delinquent and still accruing. Despite the increase in non-performing loans, the ratio of non-performing loans to total loans decreased to 0.70% at September 30, 1997 as compared to 0.74% at December 31, 1996.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

         The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three and nine months ended September 30, 1997 and 1996, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily balances. Average balances and yields include non-accrual loans.



                                                                            Three Months Ended September 30,
                                                    --------------------------------------------------------------------------------
                                                                      1997                                    1996
                                                    ------------------------------------     ---------------------------------------
                                                                                 Average                                     Average
                                                     Average                      Yield/      Average                         Yield/
                                                     Balance        Interest       Cost       Balance        Interest          Cost
                                                    ----------     ----------     ------     ----------     ----------        ------
                                                                                  (dollars in thousands)
ASSETS
------
Earning Assets:
  Mortgage Loans, Net                               $1,794,729     $   33,984      7.57%     $1,521,034     $   28,563         7.51%
  Other Loans                                          106,047          1,970      7.43          92,685          1,874         8.09
  Mortgage-Backed Securities                         1,203,120         22,617      7.52       1,007,800         19,014         7.55
  Short-Term Securities                                 17,111            241      5.63           1,676             23         5.49
  Other Securities                                     414,204          6,240      6.03         401,084          5,821         5.81
                                                    ----------     ----------                ----------     ----------         ----

Total Earning Assets                                 3,535,211         65,052      7.36       3,024,279         55,295         7.31
                                                                   ----------                               ----------

Non-Earning Assets                                      71,957                                   70,409
                                                    ----------                               ----------

Total Assets                                        $3,607,168                               $3,094,688
                                                    ==========                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-Bearing Liabilities:
    Deposits:
      Passbook Accounts                             $  642,387     $    4,829      3.01%     $  590,966     $    4,147         2.81%
      Now Accounts                                      10,050             73      2.91          10,467             71         2.71
      Money Market Accounts                             77,228            529      2.74          73,297            499         2.72
      Certificate of Deposit Accounts                1,596,573         22,888      5.73       1,520,838         21,535         5.66
                                                    ----------     ----------                ----------     ----------         ----
    Total Interest-Bearing Deposits                  2,326,238         28,319      4.87       2,195,568         26,252         4.78
    Borrowings                                         935,485         13,844      5.92         600,012          8,781         5.85
                                                    ----------     ----------                ----------     ----------         ----

Total Interest-Bearing Liabilities                   3,261,723         42,163      5.17       2,795,580         35,033         5.01
                                                                   ----------                               ----------
Other Liabilities                                      121,148                                  102,418
                                                    ----------                               ----------

    Total Liabilities                                3,382,871                                2,897,998
Stockholders' Equity                                   224,297                                  196,690
                                                    ----------                               ----------

Total Liabilities and Stockholders'
  Equity                                            $3,607,168                               $3,094,688
                                                    ==========                               ==========

Net Interest Income/Interest Rate Spread                           $   22,889      2.19%                    $   20,262         2.30%
                                                                   ==========      ====                     ==========         ====
Net Earning Assets/Net Interest Margin              $  273,488                     2.59%     $  228,699                        2.68%
                                                    ==========                     ====      ==========                        ====
Ratio of Earning Assets to
  Interest-Bearing Liabilities                                                     1.08x                                       1.08x
                                                                                   ====                                        ====

                                                                             Nine Months Ended September 30,
                                                    --------------------------------------------------------------------------------
                                                                      1997                                    1996
                                                    ------------------------------------     ---------------------------------------
                                                                                 Average                                     Average
                                                     Average                      Yield/      Average                         Yield/
                                                     Balance        Interest       Cost       Balance        Interest          Cost
                                                    ----------     ----------     ------     ----------     ----------        ------
                                                                                  (dollars in thousands)
ASSETS
------
Earning Assets:
  Mortgage Loans, Net                               $1,704,972     $   96,626      7.56%     $1,453,692     $   82,363         7.55%
  Other Loans                                          108,555          6,175      7.58          79,949          4,925         8.21
  Mortgage-Backed Securities                         1,139,013         64,380      7.54       1,000,771         56,358         7.51
  Short-Term Securities                                 17,585            731      5.54           6,158            246         5.33
  Other Securities                                     442,355         19,721      5.94         399,114         17,481         5.84
                                                    ----------     ----------                ----------     ----------

Total Earning Assets                                 3,412,480        187,633      7.33       2,939,684        161,373         7.32
                                                                   ----------                               ----------

Non-Earning Assets                                      69,999                                   71,676
                                                    ----------                               ----------

Total Assets                                        $3,482,479                               $3,011,360
                                                    ==========                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-Bearing Liabilities:
    Deposits:
      Passbook Accounts                             $  634,787     $   14,207      2.98%     $  550,389     $   11,206         2.71%
      Now Accounts                                       9,532            201      2.81          29,128            665         3.04
      Money Market Accounts                             76,358          1,578      2.76          84,084          1,699         2.69
      Certificate of Deposit Accounts                1,622,047         68,840      5.66       1,440,840         61,072         5.65
                                                    ----------     ----------                ----------     ----------
    Total Interest-Bearing Deposits                  2,342,724         84,826      4.83       2,104,441         74,642         4.73
    Borrowings                                         810,036         35,401      5.83         611,531         26,319         5.74
                                                    ----------     ----------                ----------     ----------

Total Interest-Bearing Liabilities                   3,152,760        120,227      5.08       2,715,972        100,961         4.96
                                                                   ----------                               ----------
Other Liabilities                                      115,528                                  103,123
                                                    ----------                               ----------

    Total Liabilities                                3,268,288                                2,819,095
Stockholders' Equity                                   214,191                                  192,265
                                                    ----------                               ----------

Total Liabilities and Stockholders'
  Equity                                            $3,482,479                               $3,011,360
                                                    ==========                               ==========

Net Interest Income/Interest Rate Spread                           $   67,406      2.25%                    $   60,412         2.36%
                                                                   ==========      ====                     ==========         ====
Net Earning Assets/Net Interest Margin              $  259,720                     2.63%     $  223,712                        2.74%
                                                    ==========                     ====      ==========                        ====
Ratio of Earning Assets to
  Interest-Bearing Liabilities                                                     1.08x                                       1.08x
                                                                                   ====                                        ====

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         GENERAL. The Company's net income for the three months ended September 30, 1997 increased $718 thousand to $9.0 million from $8.3 million for the same period in 1996.

         INTEREST INCOME. Interest income increased by $9.8 million, or 17.6%, to $65.1 million for the three months ended September 30, 1997, from $55.3 million for the same period in 1996, due to a $510.9 million increase in the average balance of earning assets to $3.54 billion for the three months ended September 30, 1997, from $3.02 billion for the same period in 1996, reflecting the Company's strategy to leverage its capital position through asset growth. Of the increase in the average balance of earning assets, $273.7 million was attributable to growth in the average balance of mortgage loans, net, $195.3 million was attributable to growth in the average balance of mortgage-backed securities, $15.4 million was attributable to growth in the average balance of short-term securities, $13.4 million was attributable to growth in the average balance of other loans and $13.1 million was attributable to an increase in the average balance of other securities. The average yield on earning assets increased to 7.36% for the three months ended September 30, 1997 from 7.31% for the same period in 1996, due primarily to the increased average balance of mortgage loans and mortgage-backed securities, which generally have yields that are above the average yield on earning assets.

         Of the $13.4 million increase in the average balance of other loans for the three months ended September 30, 1997 as compared to the same period in 1996, 37.3% of this increase was attributable to automobile leases purchased from a third party leasing company. As of April 1, 1997, the third party leasing company was acquired by another third party and stopped selling its automobile lease receivables to the Company.

         INTEREST EXPENSE. Interest expense increased by $7.1 million, or 20.4%, to $42.2 million for the three months ended September 30, 1997, from $35.0 million for the same period in 1996, due primarily to a $335.5 million increase in average borrowings, a $130.7 million increase in average interest-bearing deposits and, to a lesser extent, higher interest rates associated with each. For the three months ended September 30, 1997 the average rate paid on interest-bearing deposits and borrowings increased 9 basis points and 7 basis points, respectively, as compared to the same period in 1996. The average rate paid on interest-bearing liabilities increased to 5.17% for the three months ended September 30, 1997 from 5.01% for the same period in 1996. The average balance of interest-bearing liabilities increased $466.1 million for the three months ended September 30, 1997, to $3.26 billion from $2.80 billion for the same period in 1996.

         NET INTEREST INCOME. Net interest income increased $2.6 million, or 13.0%, to $22.9 million for the three months ended September 30, 1997, from $20.3 million for the same period in 1996. This increase is the result, in part, of a $510.9 million increase in the average balance of earning assets to $3.54 billion, offset by a $466.1 million increase in the average balance of interest-bearing liabilities to $3.26 billion for the three months ended September 30, 1997 as compared to the comparable prior year period. As a result of these increases and the yields and costs associated with the earning assets and interest- bearing liabilities, the net interest rate spread for the three months ended September 30, 1997 decreased to 2.19% from 2.30% for the same period in 1996.

         PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses decreased $75 thousand, or 37.5%, to $125 thousand for the three months ended September 30, 1997 from $200 thousand for the same period in 1996. The decrease reflects management's assessment of the loan portfolio, the Bank's historical charge-off experience, the level of the Bank's allowance for possible loan losses and management's assessment of the local economy and market conditions. For the three months ended September 30, 1997, net loan charge-offs were $181 thousand as compared to $106 thousand for the comparable prior year period. At September 30, 1997 and December 31, 1996, the allowance for possible loan losses amounted to $14.9 million and $14.4 million, respectively, and the ratio of such allowance to non-performing loans was

108.08% at September 30, 1997 as compared to 113.79% at December 31, 1996. Although management believes its allowance for possible loan losses is adequate at September 30, 1997, if general economic conditions and real estate values deteriorate, the level of non-performing loans and charge offs may increase and higher provisions for possible loan losses may be necessary, which would adversely affect future operating results.

         NON-INTEREST INCOME. Non-interest income increased $29 thousand to $3.6 million for the three months ended September 30, 1997 as compared to the comparable 1996 period. This slight increase was attributable to a $217 thousand increase in loan fees and other charges, net, a $225 thousand decrease in other income and a $37 thousand increase in net gains on sales of securities. The 1996 period included in other income $295 thousand of gains relating to the disposition of foreclosed property, which was not recurring in the three month period ended September 30, 1997. While net gains on sales of securities totaled $1.8 million in both the three months ended September 30, 1997 and 1996, the net gains for the three months ended September 30, 1997 resulted from sales of available for sale securities having an amortized cost of $102.4 million as compared to $53.3 million in the 1996 comparable period. For the three months ended September 30, 1997, the Company sold from its available for sale portfolio: $71.8 million of bonds (as compared to $16.0 million in the same period in 1996); $26.8 million of mortgage-backed securities; (as compared to $31.0 million in the same period in 1996); and $3.8 million of equities (as compared to $6.3 million in the same period in 1996). These securities were sold during the three months ended September 30, 1997 at net gains (losses) of $86 thousand, ($594) thousand and $2.3 million, respectively (as compared to $97 thousand, $709 thousand and $97 thousand, respectively, for the same period in
1996).

         NON-INTEREST EXPENSE. Non-interest expense increased $927 thousand, or 8.8%, to $11.5 million for the three months ended September 30, 1997, from $10.5 million for the same period in 1996. Of this increase, salary and employee benefits expense increased $1.2 million, or 18.5%, due primarily to higher costs associated with certain qualified stock-based compensation plans. Occupancy and equipment expense increased $119 thousand to $1.4 million for the three months ended September 30, 1997, due primarily to higher real estate taxes and increases in depreciation, which resulted from capital expenditures on technology and building renovations. Marketing expense increased $111 thousand to $671 thousand for the three months ended September 30, 1997 as compared to the same period in 1996. Other real estate owned expense decreased $131 thousand to $50 thousand for the three months ended September 30, 1997 as compared to the same period in 1996 due to fewer foreclosed properties being held. FDIC assessment expense was $76 thousand for the three month period ending September 30, 1997 as compared to $1 thousand for the same period in 1996. FDIC Bank Insurance Fund ("BIF") assessment rates for the three months ended September 30, 1997 were $0.013 per $100 of insured deposits as compared to zero per $100 of insured deposits plus a nominal annual charge for the comparable prior year period. Other operating expense decreased $431 thousand, or 19.9%, for the three months ended September 30, 1997 as compared to the same period during 1996, due in part to lower office supplies and losses from limited partnership investments in certain housing projects qualifying for low income housing tax credits.

         PROVISION FOR INCOME TAXES. Provision for income taxes increased $1.1 million to $5.9 million for the three months ended September 30, 1997 as compared to $4.8 million during the same period in 1996. As a percentage of income before provision for income taxes, the provision for income taxes was 39.4% of pre-tax earnings for the three months ended September 30, 1997 as compared to 36.6% in the comparable 1996 period. The 1996 third quarter provision was reduced by $1.1 million principally as a result of a change in New York State bad debt tax legislation.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         GENERAL. The Company's net income for the nine months ended September 30, 1997 increased $2.5 million to $25.2 million from $22.7 million for the same period in 1996.

         INTEREST INCOME. Interest income increased by $26.3 million, or 16.3%, to $187.6 million for the nine months ended September 30, 1997, from $161.4 million for the same period in 1996, due to an increase in the average balance of earning assets during the period of $472.8 million to $3.41 billion for the nine months ended September 30, 1997, from $2.94 billion for the same period in 1996, reflecting the Company's strategy to leverage its capital position through asset growth. Of the increase in the average balance of earning assets, $251.3 million was attributable to growth in the average balance of mortgage loans, net, $138.2 million was attributable to growth in the average balance of mortgage-backed securities, $43.2 million was attributable to growth in the average balance of other securities, $28.6 million was attributable to growth in the average balance of other loans, and $11.4 million was attributable to an increase in the average balance of short-term securities. The average yield on earning assets remained relatively constant at 7.33% for the nine months ended September 30, 1997 as compared to 7.32% for the comparable 1996 period.

         Of the $28.6 million increase in the average balance of other loans for the nine months ended September 30, 1997 as compared to the same period in 1996, 77.4% of this increase was attributable to automobile leases purchased from a third party leasing company. As of April 1, 1997, the third party leasing company was acquired by another third party and stopped selling its automobile lease receivables to the Company.

         INTEREST EXPENSE. Interest expense increased by $19.3 million, or 19.1%, to $120.2 million for the nine months ended September 30, 1997, from $101.0 million for the same period in 1996, due to a $238.3 million increase in average interest-bearing deposits and a $198.5 million increase in average borrowings. In addition, for the nine months ended September 30, 1997 the average rate paid on interest-bearing deposits and borrowings increased 10 basis points and 9 basis points, respectively, as compared to the same period in 1996. The average rate paid on interest-bearing liabilities increased to 5.08% for the nine months ended September 30, 1997 from 4.96% for the same period in 1996. The average balance of interest-bearing liabilities increased $436.8 million for the nine months ended September 30, 1997, to $3.15 billion from $2.72 billion for the same period in 1996.

         NET INTEREST INCOME. Net interest income increased $7.0 million, or 11.6%, to $67.4 million for the nine months ended September 30, 1997, from $60.4 million for the same period in 1996. This increase is the result, in part, of a $472.8 million increase in the average balance of earning assets to $3.41 billion, offset by a $436.8 million increase in the average balance of interest-bearing liabilities to $3.15 billion for the nine months ended September 30, 1997 as compared to the comparable prior year period. As a result of these increases and the yields and costs associated with the earning assets and interest-bearing liabilities, the net interest rate spread for the nine months ended September 30, 1997 decreased to 2.25% from 2.36% for the same period in 1996.

         PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses decreased $525 thousand, or 43.8% to $675 thousand for the nine months ended September 30, 1997 from $1.2 million for the same period in 1996. The decrease reflects management's assessment of the loan portfolio, the Bank's historical charge-off experience, the level of the Bank's allowance for possible loan losses and management's assessment of the local economy and market conditions. For the nine months ended September 30, 1997 loan charge-offs, net of recoveries, aggregated $111 thousand, as compared to $221 thousand for the comparable prior year period.

         NON-INTEREST INCOME. Non-interest income decreased $2.4 million to $9.6 million for the nine months ended September 30, 1997 from $12.0 million for the same period in 1996. This decrease was primarily attributable to a $2.7 million decrease in net gain on sales of securities. For the nine months ended September 30, 1997, the Company sold available for sale securities with an amortized cost of $171.4 million, as compared to $320.4 million in the 1996 comparable period. For the nine months ended September 30, 1997, the securities sold included:
$112.7 million of bonds (as compared to $215.3 million in the same period in 1996); $45.6 million of mortgage-backed securities (as compared to $94.5 million in the same period in 1996); and $13.1 million of equities (as compared to $10.6 million in the same period in 1996).

These securities were sold during the nine months ended September 30, 1997 at net gains (losses) of $93 thousand, ($575) thousand and $4.3 million, respectively (as compared to $2.5 million, $1.7 million and $2.3 million, respectively, for the same period in 1996).

         NON-INTEREST EXPENSE. Non-interest expense increased $2.2 million, or 6.7%, to $34.4 million for the nine months ended September 30, 1997, from $32.2 million for the same period in 1996. Of this increase, salary and employee benefits expense increased $2.4 million, or 12.5%, due primarily to higher costs associated with certain qualified stock-based compensation plans, health benefit plans and normal salary increases and offset partially by lower costs associated with restricted stock plans which are now substantially fully vested. Occupancy and equipment expense increased $230 thousand to $4.0 million for the nine months ended September 30, 1997, due primarily to increases in depreciation, which resulted primarily from capital expenditures on technology. Marketing expense increased $195 thousand to $2.0 million for the nine months ended September 30, 1997 as compared to the same period in 1996. Other real estate owned expense decreased $659 thousand to $183 thousand for the nine months ended September 30, 1997 as compared to the same period in 1996 due to fewer foreclosed properties being held. FDIC assessment expense was $227 thousand for the nine month period ending September 30, 1997 as compared to $2 thousand for the same period in 1996. Other operating expense decreased $195 thousand, or 2.8%, for the nine months ended September 30, 1997 as compared to the same period during 1996, due to lower levels of expense in such areas as office supplies and computer processing, which were partially offset by higher professional fees.

         PROVISION FOR INCOME TAXES. Provision for income taxes increased $425 thousand to $16.7 million for the nine months ended September 30, 1997 as compared to $16.3 million during the same period in 1996. As a percentage of income before provision for income taxes, the provision for income taxes decreased from 41.8% of pre-tax earnings to 39.9%. This 1997 effective tax rate reflects the tax affects associated with certain business initiatives put into place by the Company during the second quarter of 1997 and from certain New York City legislative changes regarding tax bad debt reserves (see Note 8 to Unaudited Consolidated Financial Statements). The 1996 effective tax rate includes the effect of New York State legislative changes regarding tax bad debt reserves.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. Following the completion of the Bank's conversion and T R Financial's stock offering, T R Financial's principal business was that of its subsidiary, the Bank. T R Financial invested 50% of the net proceeds from the stock offering in the Bank and initially invested the remaining proceeds in short-term securities, corporate debt obligations, money market investments and mortgage-backed securities. The Bank can pay dividends to T R Financial, to the extent such payments are permitted by law or regulation, which serves as an additional source of liquidity. T R Financial's liquidity is available to, among other things, support future expansion of operations or diversification into other banking related businesses, to pay dividends to its stockholders or repurchase its common stock. During the nine months ended September 30, 1997, T R Financial repurchased 183,000 shares of its common stock pursuant to its sixth stock repurchase program at a total cost of $3.2 million. The sixth stock repurchase program was authorized by the Board of Directors on April 16, 1996 and covers the repurchase of up to 1,789,618 shares of common stock. As of September 30, 1997, a total of 617,000 shares had been repurchased pursuant to this program. On October 23, 1997, the Board of Directors declared a quarterly cash dividend of $0.16 per common share to stockholders of record on November 12, 1997. This dividend is payable on December 1, 1997.

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

         REGULATORY CAPITAL POSITION. The Bank is subject to minimum regulatory requirements imposed by the FDIC which vary according to the institution's capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3.0% of total assets plus an additional amount of at least 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of 8.0%. Although the minimum leverage capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") stipulates that an institution with less than a 4.0% leverage capital ratio is deemed to be an "undercapitalized" institution and results in the imposition of regulatory restrictions. The Bank's capital ratios qualify it to be deemed "well capitalized" under FDICIA. In addition, the Company's capital ratios exceed the minimum regulatory capital requirements imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC. The following table sets forth the Bank's and T R Financial's regulatory capital positions and ratios at September 30, 1997:

                                    ROOSEVELT SAVINGS BANK         T R FINANCIAL (CONSOLIDATED)
                                 -----------------------------     ----------------------------
                                                     TOTAL                            TOTAL
                                   LEVERAGE        RISK-BASED        LEVERAGE       RISK-BASED
                                    CAPITAL          CAPITAL          CAPITAL         CAPITAL
                                 ------------     ------------     ------------    ------------
                                                     (dollars in thousands)
Stockholders' equity at
  September 30, 1997              $ 218,840        $ 218,840        $ 230,216        $ 230,216
Net unrealized
  appreciation in certain
  securities, net of tax             (3,615)          (3,615)          (3,585)          (3,585)
Mortgage servicing
  rights not recognized                  (7)              (7)              (7)              (7)
Allowance for possible
  loan losses                            --           14,934               --           14,934
                                  ---------        ---------        ---------        ---------
Regulatory capital
  position                          215,218          230,152          226,624          241,558
Minimum required
  regulatory capital (3%
  and 8%, respectively) (1)         107,985          104,059          108,437          104,126
                                  ---------        ---------        ---------        ---------
Excess                            $ 107,233        $ 126,093        $ 118,187        $ 137,432
                                  =========        =========        =========        =========
Regulatory capital  ratio              5.98%           17.69%            6.27%           18.56%
                                  =========        =========        =========        =========

(1) Applying the 4% leverage capital ratio imposed by FDICIA, Roosevelt Savings Bank's leverage capital requirement at September 30, 1997 was $144.4 million and as of such date the Bank exceeded this requirement by $71.2 million. T R Financial's leverage capital requirement, applying the 4% leverage capital ratio, was $144.6 million at September 30, 1997 and as of such date T R Financial exceeded this requirement by $82.0 million.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                  ----------------------------------------------------------

         Not applicable.


PART II -- OTHER INFORMATION
----------------------------

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

                  Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             T R FINANCIAL CORP.
                                             (Registrant)




Date:  November 13, 1997                     By:  /s/ John M. Tsimbinos
                                                  ---------------------
                                                  John M. Tsimbinos
                                                  Chairman of the Board and
                                                    Chief Executive Officer






Date:  November 13, 1997                     By:  /s/ Dennis E. Henchy
                                                  --------------------
                                                  Dennis E. Henchy
                                                  Executive Vice President
                                                    and Chief Financial Officer

                                  EXHIBIT INDEX

11.      Statement re:  Computation of Per Share Earnings

27. Financial Data Schedule (submitted only with filing in electronic format)