Form 10-K
period 1997-12-31
TR FINANCIAL CORP
filed 1998-03-30
CIK 898447

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transaction period from -------- to ----------

                                     0-21386
                            (COMMISSION FILE NUMBER)

                               T R FINANCIAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                 11-3154382
     (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
      INCORPORATION OR ORGANIZATION)

         1122 FRANKLIN AVENUE,                          11530
        GARDEN CITY, NEW YORK                          (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (516) 742-9300
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)


           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

                         PREFERRED STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES /X/    NO / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

         As of March 12, 1998, there were 17,529,929 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's common stock (based on closing price quoted on March 12, 1998) held by non-affiliates was approximately $446,826,673.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Items 1, 5, 6, 7, 7A and 8 of Part II hereof and Item 14 of Part IV hereof.
(2) Portions of the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III hereof.

--------------------------------------------------------------------------------

                                     PART I
                                     ------

ITEM 1.  BUSINESS

GENERAL
-------

         T R Financial Corp. (the "Registrant"), headquartered in Garden City, New York, is a bank holding company incorporated on February 12, 1993 under the laws of the State of Delaware and is registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Registrant was organized for the purpose of owning all of the outstanding capital stock of Roosevelt Savings Bank (the "Bank"). On June 29, 1993, the Bank completed its conversion from a New York State chartered mutual savings bank to a stock form of ownership, and the Registrant completed the sale of 22,724,000 shares of common stock at $4.50 per share, as adjusted for a 100% stock dividend paid on May 14, 1997. The Registrant's operations commenced on June 29, 1993 and consist principally of the operations of the Bank.

         The Bank was organized in 1895 as a New York State chartered mutual savings bank and became a New York State chartered stock savings bank on June 29, 1993. The Bank's deposits are insured by the Bank Insurance Fund ("BIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"), up to the maximum amounts permitted by law.

         The Bank is a community-oriented financial institution offering traditional deposit and loan products. The Bank's loan products include one- to four-family residential, commercial real estate, multi-family residential and other loans. The Bank also invests in a variety of securities, which include mortgage-backed securities, short- and intermediate-term investment grade debt securities (including U.S. Government obligations and federal agency securities) and other marketable debt and equity securities.

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

         The Bank, which represents the only direct subsidiary of the Registrant, has 12 subsidiaries, of which Roosevelt Asset Funding Corp. ("RAFC"), a real estate investment trust, is the largest. RAFC was incorporated in the State of Delaware on April 28, 1997 for the purpose of the investment and reinvestment of its assets in real property, interests in real property, mortgage loans secured by real property, interests in mortgage loans secured by real property, leasehold interests in real property and mortgage-backed securities, including collateralized mortgage obligations. None of the remaining subsidiaries accounted for a significant portion of the Registrant's consolidated assets, nor contributed significantly to the Registrant's consolidated results of operations, at or for the year ended December 31, 1997. The Registrant and its wholly-owned direct subsidiary, the Bank, and the Bank's subsidiaries are collectively referred to herein as the "Company."

         At December 31, 1997, the Registrant had consolidated assets of $3.84 billion, deposits of $2.20 billion and stockholders' equity of $241.0 million. The Registrant's consolidated revenues are derived principally from interest from its loan and securities portfolios. Part II of this report contains a more detailed discussion of the Registrant's financial condition and results of operations.

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

         The greater New York metropolitan area has historically benefitted from having a large number of corporate headquarters and a diversity of financial service industries. The New York counties of Nassau and Suffolk have also continued to benefit from a large developed suburban market, well educated employment base and a diversity of industrial, service and high technology businesses. After a prolonged period of decline, which was marked by layoffs in the financial services and defense industries and corporate relocations and downsizings, the economy in the greater New York metropolitan area performed well during 1997.

         Durable goods, retail trade and the service sector are driving economic growth in the suburbs, while securities and service industries are responsible for growth in New York City. In addition, the pool of skilled labor, access to international markets and the growing media industry in the area have kept the region one of the most attractive in the country.1 The healthy economy has also benefitted the greater New York metropolitan area office market where the overall vacancy rate fell from 15.0% to 11.9% in one year and the class A office vacancy rate fell to 9.6%. During 1996 and 1997, total available prime space in this area declined by more than 40%.1 This decline in the vacancy rate in the greater New York metropolitan area kept asking rents for all types of space on the upswing. (1)

         The improved economic environment is also evident in the Long Island, New York area, which is experiencing a rebound in its residential, commercial and industrial real estate markets not seen in a number of years. The overall vacancy rate decreased 1.5% from a year ago to 13.4%, the lowest level since 1988. During the first six months of 1997, the Long Island area had job gains of 15,100.(1)

         The real estate market in Brooklyn and Queens remained relatively stable during 1997. Brooklyn saw a slight decline in available space from the third to fourth quarters of 1997, from 11.6 million feet to 10.7 million feet, while Queens saw a slight increase in space from 13.4 million feet to 13.5 million feet for the same period. Notwithstanding this slight increase, the

------------------
1    "Real Estate Forecast and Review, New York Area", Cushman & Wakefield,
     1997.

available square footage for both Queens and Brooklyn decreased at the end of 1997 as compared to the prior year. (2) The office building vacancy rate in Brooklyn for 1997 was 10.5% due in part to the limited supply of space. Office rental rates for "A" class buildings was $25.00 per square foot, while "B" quality space was $18.38 per square foot. (1)

         The residential real estate market in the greater New York metropolitan area was also favorably impacted during 1997 by increased demand for housing during the period of low unemployment and generally low stable interest rates. In much of New York City, the residential real estate market has been robust. The sales price of homes sold in Queens County increased by 2.2% to $161,000 during 1997.(3) In Nassau County, there were 7,835 closings in 1997 compared with 7,139 in 1996. The same pattern held true for Suffolk County, with 10,470 closings in 1997 compared with 9,885 in 1996. In addition, median prices of homes are also on the rise advancing over the year in Nassau County from $175,000 to $180,000 and in Suffolk County from $137,300 to $145,000.(4)

         The Bank faces significant competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, credit unions, savings and loan associations and mortgage banking companies. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds, as well as from other financial institutions such as brokerage firms and insurance companies. Competition may also increase as a result of the lifting of federal restrictions on the interstate banking operations for financial institutions and the entrance of non-depository financial institutions into the industry through the formation and acquisition of thrift institutions.

LENDING ACTIVITIES

         LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of conventional fixed rate mortgage loans and adjustable rate mortgage ("ARM") loans secured by one- to four-family residences and, to a lesser extent, commercial real estate loans, multi-family residential loans and other loans. At December 31, 1997, the Bank had total loans of $2.06 billion, of which $1.68 billion, or 81.73%, were one- to four-family residential mortgage loans, including co-op loans. Of the one- to four-family residential mortgage loans, including co-op loans, outstanding at that date, 33.9% were ARM loans and 66.1% were fixed rate loans. At December 31, 1997, commercial real estate loans totaled $216.7 million, or 10.54% of total loans, multi-family loans

--------------------
2 "Brooklyn, Queens Real Estate Report," Greiner, Maltz Co., Inc., Fourth Quarter 1997.

3   "Mortgage Press," June, 1997.

4 "In a Strong Market, Many Deals Close Quickly," New York Times, February 22, 1998.

totaled $27.5 million, or 1.34% of total loans, construction and land development loans totaled $18.5 million, or 0.90% of total loans, and the Bank's other loans, primarily consisting of a variety of consumer loans and automobile leases, totaled $112.8 million, or 5.49% of total loans.

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

                                                                            At December 31,
                                  ----------------------------------------------------------------------------------------
                                            1997                       1996                              1995
                                  -------------------------  ------------------------   ----------------------------------
                                                Percent                     Percent                                Percent
                                                  of                          of                                     of
                                   Amount        Total        Amount         Total             Amount              Total
                                   ------       -------       ------        -------            ------              ------
                                                                                        (dollars in thousands)

Mortgage loans:
  One- to four-family.........  $1,424,689       69.30%     $1,156,944       67.26%           $ 973,086             68.22%
  Co-op (1)...................     255,583       12.43         200,462       11.65              137,972              9.67
  Multi-family................      27,519        1.34          24,324        1.41               23,745              1.66
  Commercial..................     216,663       10.54         208,689       12.13              214,208             15.02
  Construction & land
    development...............      18,511        0.90          12,309        0.72                5,147              0.36
                                 ---------       -----      ----------      ------            ---------            ------
  Total mortgage loans........   1,942,965       94.51       1,602,728       93.17            1,354,158             94.93
                                 ---------       -----      ----------      ------            ----------           ------
Other loans:
  Student loans...............       1,731        0.08           2,649        0.15                3,029              0.21
  Consumer loans (2)..........      40,963        1.99          23,909        1.39               18,342              1.29
  Automobile leases...........      65,887        3.21          86,527        5.03               46,285              3.25
  Loans on savings
    accounts..................       2,894        0.14           3,345        0.20                3,373              0.24
  Overdraft loans.............         775        0.04             696        0.04                  706              0.05
  Property improvement
    loans.....................         183        0.01             153        0.01                  107              0.01
  Business loans..............         338        0.02             222        0.01                  332              0.02
                                 ---------      ------       ---------      ------            ---------            ------
  Total other loans...........     112,771        5.49         117,501        6.83               72,174              5.07
                                 ---------      ------       ------- --     ------            ---------            ------
Total loans...................   2,055,736      100.00%      1,720,229      100.00%           1,426,332            100.00%
                                ==========      ======       =========      ======            =========           =======
Unearned discounts,
    premiums and deferred
    loan fees and costs,
    net.......................       7,160                      (4,047)                         (2,758)
  Allowance for possible
    loan losses...............     (14,917)                    (14,370)                        (13,267)
                                ----------                  -----------                     ----------
 Net loans....................  $2,047,979                  $1,701,812                      $1,410,307
                                ==========                  ===========                     ==========

                                           1994                             1993
                                -------------------------       -------------------------
                                                   Percent                       Percent
                                                     of                             of
                                  Amount            Total         Amount          Total
                                  ------           -------        ------          -------
                                                   (dollars in thousands)
Mortgage loans:
  One- to four-family.........  $  819,502         68.29%       $ 693,303         64.54%
  Co-op (1)...................      71,307          5.94           76,925          7.16
  Multi-family................      25,390          2.12           26,392          2.46
  Commercial..................     236,305         19.69          238,605         22.21
  Construction & land
    development...............       1,000          0.08            1,671          0.16
                                ----------          ----        ---------        ------
  Total mortgage loans........   1,153,504         96.12        1,036,896         96.53
                                ----------         -----       ---------         ------
Other loans:
  Student loans...............       5,699          0.47            5,219          0.49
  Consumer loans (2)..........      14,757          1.23           14,648          1.36
  Automobile leases...........      21,845          1.82           13,138          1.22
  Loans on savings
    accounts..................       3,243          0.27            3,456          0.32
  Overdraft loans.............         680          0.06              727          0.07
  Property improvement
    loans.....................          66          0.01               26          0.00
  Business loans..............         256          0.02               64          0.01
                                 ---------          ----        ---------         -----
  Total other loans...........      46,546          3.88           37,278          3.47
                                 ---------        ------        ---------       -------
Total loans...................   1,200,050        100.00%       1,074,174        100.00%
                                 =========        ======       ==========        ======
Unearned discounts,
    premiums and deferred
    loan fees and costs,            (2,710)                        (1,590)
    net.......................
  Allowance for possible           (12,045)                       (13,760)
    loan losses...............     --------                      --------
                                $1,185,295                     $1,058,824
 Net loans....................  ==========                     ==========


-------------------
(1) Consists of loans secured by shares representing interests in individual co-op units that are generally owner-occupied.

(2)  Consists primarily of home equity loans and lines of credit.

         LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. The Bank originates and purchases both ARM and fixed rate loans, the amounts of which are dependent upon customer demand and market rates of interest. During 1997, the Bank originated or purchased a total of $574.3 million of real estate mortgage loans. The Bank supplements its loan origination activities in its general lending area through wholesale correspondent loan programs with area mortgage bankers for the purchase of whole loans. The Bank also utilizes loan origination programs with area mortgage brokers for originations of mortgage loans. To a lesser extent, the Bank may also sell loans that it originates into the secondary market to the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and other secondary market purchasers. The amount of loans retained by the Bank is based upon market conditions and the Bank's funding requirements. The Bank may also sell one- to four-family residential mortgage loans on a case-by-case basis. The Bank generally sells loans into the secondary market without recourse and retains the servicing rights on such loans sold. As of December 31, 1997, the Bank was servicing approximately $131.1 million of loans for others. The Bank is generally paid a fee of 0.25% to 0.375% of the outstanding principal balance for servicing loans sold. For the year ended December 31, 1997, the Bank's loan servicing fee income, net of the amortization of mortgage servicing rights, totaled $493,000.

         LOAN MATURITY AND REPRICING. The following table shows the maturity schedule for principal or period of repricing of the Bank's loan portfolio at December 31, 1997. Loans that have fixed rates of interest are shown below based upon the contractual due dates. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change.

                                                                     At December 31, 1997
                                        -----------------------------------------------------------------------------------------
                                                       Mortgage Loans on Real Estate
                                        ------------------------------------------------------------
                                         One- to
                                          Four-                                      Construction and     Other           Total
                                        Family(2)       Multi-Family   Commercial    Land Development     Loans(3)        Loans
                                        --------        ------------   ----------    ----------------     --------        -----
                                                                 (in thousands)
Amounts due(1):
  Within one year..................     $  196,368        $ 3,220       $ 41,285        $18,511         $ 54,149      $  313,533
                                        ----------         ------        -------         ------          -------       ---------
  After 1 year:
    1 to 2 years...................        147,697            975         36,976             --           26,889         212,537
    2 to 3 years...................        228,347          1,936         23,285             --           16,241         269,809
    3 to 5 years...................        266,429          5,568         63,233             --            6,322         341,552
    5 to 10 years..................        434,814          6,850         18,265             --            4,014         463,943
    Over 10 years..................        400,586          8,970         27,456             --              586         437,598
                                        ----------        -------       --------        -------         --------       ---------
     Total due after
       1 year......................      1,477,873         24,299        169,215            --            54,052       1,725,439
                                        ----------        -------       --------        -------         --------       ---------
     Total amounts due.............     $1,674,241        $27,519       $210,500        $18,511         $108,201       2,038,972
                                        ==========        =======       ========        =======         ========
Non-accrual loans..................                                                                                       12,450
Deferred loan fees and costs, net                                                                                         11,474
Less:
  Allowance for possible
    loan losses....................                                                                                      (14,917)
                                                                                                                      ----------
      Total loans, net.............                                                                                   $2,047,979
                                                                                                                      ==========

-------------------
(1)  Does not include non-accrual loans.
(2)  Includes co-op loans.
(3)  Net of unearned discount.

         The following table sets forth, at December 31, 1997, the dollar amount of all fixed rate loans contractually due after December 31, 1998, and all adjustable rate loans repricing after December 31, 1998.

                                          Due after December 31, 1998
                               ------------------------------------------------
                               Fixed Rate       Adjustable Rate        Total
                               ----------       ---------------        -----
                                                (in thousands)
Mortgage loans (1):
  One- to four-family(2)      $1,040,212            $437,661       $1,477,873
  Multi-family                    18,245               6,054           24,299
  Commercial real estate          60,252             108,963          169,215
Other loans(1)(3)                 54,052                  --           54,052
                              ----------            --------       ----------
Total loans                   $1,172,761            $552,678       $1,725,439
                              ==========            ========       ==========

--------------------
(1)  Does not include non-accrual loans.
(2)  Includes co-op loans
(3)  Net of unearned discount

         ONE- TO FOUR-FAMILY MORTGAGE LOANS. The Bank offers first mortgage loans secured by one- to four-family residences, including townhouses, condominium and co-op units, located in its general lending area. The Bank offers such loans as fixed rate mortgage loans and ARM loans with maturities of 10 to 30 years. Loan originations are generally obtained through the Bank's correspondent mortgage banker and broker programs as well as from existing or past customers and members of the local communities located in the Bank's general lending area. Except as to loan amount, one- to four-family residential mortgage loans are generally underwritten according to FNMA and other agency guidelines. At December 31, 1997, 81.7% of the Bank's loans consisted of one- to four-family mortgage loans, including co-op loans. At such date, one- to four-family mortgage loans, including co-op loans, comprised $7.2 million, or 52.3%, of non-performing loans.

         The Bank originates one- to four-family residential mortgage loans without employer verification of the borrower's level of income if the borrower's stated income is considered reasonable for the position held. These loans involve a higher degree of risk as compared to the Bank's other fully underwritten one- to four-family residential mortgage loans as there is a greater opportunity for borrowers to falsify or overstate their level of income and ability to service the indebtedness. Additionally, these loans are not readily saleable in the secondary market either as whole loans or when pooled or securitized. As a result, the Bank may not be able to sell such loans in the future through established programs in the secondary market. Management, however, does not believe that such inability will have a material adverse impact on the liquidity needs of the Bank, as the Bank may obtain funds, if necessary, from competitive deposit products, Federal Home Loan Bank of New York ("FHLB") advances, FHLB overnight and one month line of credit facilities or from sales of securities under agreements to repurchase ("security repurchase agreements"), as well as from internally generated sources. See "Sources of Funds" for additional information regarding the Bank's primary sources of funds. With respect to such limited income check loans, the Bank has heightened its review and verification of the borrower's assets, limited the maximum loan-to-value ratio on such loans to no more than 75% and charged higher origination fees. During 1997, the Bank originated $50.5 million of limited income check loans, or 9.8% of total one- to four-family mortgage loan originations.

         The Bank currently offers ARM loans secured by one- to four-family residential properties, including townhouses, condominium and co-op units, that adjust as follows: loans adjusting every one, three or five years, loans adjusting in the seventh year and then converting to three-year ARM loans and loans adjusting in the tenth year and converting to five-year ARM loans. The Bank offers these products with a conversion feature on the one- and three-year products which allows the borrower to convert after the first year to a fixed rate of interest for the remaining term of the loan. The maximum loan amount for which this feature is offered is $500,000. ARM loans that the Bank originates for retention are currently offered with terms of up to 30 years with 95% loan-to-value financing up to $300,000. The Bank also offers ARM loans in excess of $300,000 up to $1,000,000 and up to 80% of the lower of the appraised value or sales price of the property. The Bank also may consider loans that are greater than $1,000,000. Such loans require approval by the Loan and Investment Committee or Executive Committee of the Bank's Board of Directors. Currently, the repricing rates on ARM loans fluctuate based upon a 275 basis-point spread above the average yield on United States treasury securities, after the initial rate is adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index") published weekly by the FRB. The repricing rates are generally subject to limitations on interest rate increases of a 2% adjustment per period and an aggregate adjustment of 6% over the life of the loan. For the year ended December 31, 1997, the Bank originated or acquired $130.9 million of one- to four-family residential ARM loans. At December 31, 1997, 33.9% of the Bank's one- to four-family residential mortgage loans, including co-op loans, consisted of ARM loans.

         The volume and types of ARM loans originated by the Bank have been affected by such market factors as the level of interest rates, competition and consumer preferences. During 1997, the demand for fixed rate loans remained strong as market interest rates remained stable during the year. Cyclical decreases in market interest rates, however, would decrease the demand for ARM loans in favor of fixed rate loans. Although the Bank will continue to offer ARM loans, there can be no assurance that in the future the Bank will be able to originate a sufficient volume of ARM loans to increase or maintain the proportion that these loans bear to total loans.

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

         The Bank currently offers monthly and bi-weekly fixed rate mortgage loans with terms of 10 to 30 years secured by one- to four-family residences, including townhouses, condominium and co-op units. Interest rates charged on fixed and adjustable rate mortgage loans are competitively priced based upon market conditions. The Bank originates fixed rate loans for retention in its portfolio with loan-to-value ratios of up to 97% of the lower of the appraised value or sales price of the secured property for one-family primary residences up to FNMA loan limits of $227,150 on purchase transactions only. Also, on two-family primary residence purchase transactions, the maximum loan-to-value ratio is 95%, up to FNMA loan limits of $290,650. On one- and two-family purchases and non-cashout refinances, the Bank offers 90% financing up to $300,000 and up to 80% financing to $1,000,000 on 10-year and 15-year terms with monthly and bi-weekly payments and 20-year terms with bi-weekly payments. On three- and four-family purchases and non-cashout refinances, the Bank offers 80% financing up to FNMA and FHLMC limits for fixed rate terms from 20 to 30 years. On shorter term fixed rate loans (10 year, 15 year monthly/bi-weekly and 20 year bi-weekly), the Bank offers up to 80% financing to $1,000,000. The maximum financing on cashout refinance transactions on fixed rate terms from 20 to 30 years up to $300,000 is 75% for one- and two-family residences and up to FNMA limits for three- and four-family residences. Additionally, cashout refinances are available on 10-year, 15-year monthly/bi-weekly and 20-year bi-weekly loan products, with the maximum financing being 75% to $1,000,000. On co-op purchase transactions, the maximum financing is 80% on 10-year and 15-year monthly/bi-weekly fixed rates and 20-year bi-weekly loan products. On refinance transactions, the maximum term on a fixed rate loan is 20 years. The Bank also may consider loans that are greater than $1,000,000. Such loans require approval by the Loan and Investment Committee or Executive Committee of the Bank's Board of Directors. Fixed rate loans that the Bank originates for sale are made under specific investor guidelines. For the year ended December 31, 1997, the Bank originated $383.9 million of fixed rate one- to four-family residential mortgage loans. During the fourth quarter of 1996, the Bank approved a program to originate "B" quality mortgage loans. "B" quality loans pose additional credit risk compared to the Bank's "A" loans, and the Bank charges higher rates or origination fees on these loans, requires larger equity or downpayments compared to "A" paper program loans and limits the origination to owner-occupied property only. The Bank commenced originations under this program in 1997 and, during 1997, originated $2.9 million of "B" quality loans, or 0.6% of total one- to four-family mortgage loan originations.

         During 1997 and 1996, the Bank purchased through its correspondent banker program one- and two-family Federal Housing Administration ("FHA") government insured loans. These loans carried a maximum loan-to-value ratio of 97.75%, exclusive of the up-front mortgage insurance premiums. The current maximum loan amounts on one- and two-family transactions are $170,362 and $217,987, respectively. Total purchases for 1997 and 1996 were $70.6 million and $1.9 million, respectively.

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

         The Bank also originates second mortgage loans secured by one- to four-family and condominium owner-occupied residences. The underwriting standards and procedures applicable to these loans are the same as for the Bank's one- to four-family first mortgage loans. As of December 31, 1997, second mortgage loans totaled $5.3 million, or 0.3% of total mortgage loans on real estate.

         MULTI-FAMILY LENDING. The Bank originates fixed rate and adjustable rate multi-family loans secured by apartment buildings and mixed use (commercial and residential) properties generally located in the greater New York metropolitan area and surrounding counties. The Bank, however, in the past, originated loans secured by multi-family properties located outside its general geographic lending area. These "out-of-area" multi-family loans generally are insured by the FHA. At December 31, 1997, the Bank had 34 multi-family loans outstanding totalling $27.5 million, or 1.3% of total loans.

         Multi-family loans are currently made with adjustable terms of five years to maturity or provide for an interest rate adjustment at least every five years, and fixed rate loans with maturities not exceeding 30 years. These loans are generally made in amounts up to 75% of the appraised value of the secured property, based on an appraisal performed by Bank personnel or an outside independent appraiser, and are limited generally to a minimum amount of $300,000 and a maximum of $5.0 million. Larger loans, however, may be made from time to time and community development loans may have loan-to-value ratios up to 80% or 90% with insurance. In making multi-family loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate and its ability to support the debt service. Currently, the Bank requires the net cash flow generated by the property to provide for the Bank's debt service plus an additional 25%. Affordable multi-family loans generally have higher loan-to-value ratios and lower debt service coverage ratios. The Bank also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's lending experience with the borrower. At December 31, 1997, the Bank's three largest multi-family loans were a $3.7 million loan originated in 1997 secured by 396 unsold co-op units located in Queens, New York, a $2.4 million loan originated in 1979 secured by eleven three-story garden apartments covering 187 units located in Virginia Beach, Virginia and a $2.1 million mortgage loan originated in 1979 secured by a 144 unit garden apartment building located in Wayne, Michigan. As of December 31, 1997, these loans were performing in accordance with their terms.

         COMMERCIAL REAL ESTATE LENDING. The Bank originates loans secured by commercial real estate properties generally located in the greater New York metropolitan area and surrounding counties. The properties securing such loans generally consist of office buildings, shopping centers, light industrial buildings and other properties used solely for business purposes. Commercial real estate loans generally carry adjustable interest rates with terms up to 15 years, with the initial rate based upon market conditions and adjustments based on a spread of 2% to 3% above the FHLB borrowing rate for corresponding terms or short-term fixed rates generally not exceeding five years. The Bank generally originates commercial real estate loans as balloon repayment loans with maturities or interest rate adjustments of three or five years and amortization schedules of 15 to 30 years. These loans are made in accordance with the same terms and underwriting standards that apply to the Bank's multi-family loans. The average loan size for the

Bank's commercial real estate loans outstanding at December 31, 1997 was approximately $628,000.

         The Bank's three largest commercial real estate loans as of December 31, 1997 consisted of a $6.9 million first mortgage loan secured by a new office building located in Staten Island, New York, originated in 1997, a $5.0 million loan originated in 1997 secured by an office building located in Suffolk County, New York and a $4.1 million loan originated in 1997 secured by a strip shopping center located in Nassau County, New York. As of December 31, 1997, these three loans were performing in accordance with their terms.

         The Bank's largest concentration of loans-to-one-borrower at December 31, 1997 consisted of nine loans secured by nine commercial real estate properties located in the New York City Boroughs of Brooklyn and Queens and in Nassau County. As of December 31, 1997, the outstanding balance of these loans totaled $9.1 million and, as of such date, these nine loans were performing in accordance with their terms. At December 31, 1997, the Bank's concentration of such loans did not exceed its internal $34.5 million loans-to-one-borrower limitation, which is the lesser of 1% of Bank assets or 15% of Bank capital.

         Loans secured by commercial real estate properties generally involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent upon the successful operation or management of the properties, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or economy. Additionally, market declines in real estate values have been more pronounced with respect to commercial real estate. The Bank reduces these risks by originating such loans on a selective basis, although the Bank plans to increase commercial real estate originations going forward.

         CONSTRUCTION AND LAND DEVELOPMENT LOANS. The Bank originates construction and land development loans generally for the construction of commercial and light industrial buildings, apartment buildings, one- to four-family residential properties and condominium developments located in the Bank's general lending area. These loans may generally be made in amounts up to $5.0 million. At December 31, 1997, advances on construction and land development loans totaled $18.5 million, or 0.90% of total loans. In addition, construction and land development loans had unadvanced amounts of $28.5 million. At December 31, 1997, the three largest construction loans, including unadvanced amounts, were a $11.7 million loan to finance the construction of 98 affordable housing units in New York City; an $8.5 million loan to finance the construction of a 216-unit senior citizen garden apartment project located in Suffolk County, New York and an $8.2 million loan to finance the construction of a 58-unit affordable housing project located in Brooklyn, New York. The Bank generally requires firm end-loan commitments and personal guarantees on all construction and land development loans. Advances are made to borrowers as phases of construction of the property are completed. Construction loans in projects to be sold as individual units generally require a presale requirement. Construction and land development loans involve a greater degree of risk than other real estate loans due to the fact that the underwriting of such loans is based on an estimated value of the developed property, which can be difficult to ascertain in light of uncertainties inherent in such estimations.

         CONSUMER AND OTHER LENDING. The Bank originates other loans for business, personal, family or household purposes, which generally consist of home-equity loans, student loans, overdraft loans, auto loans, commercial lines of credit and personal lines of credit. These loans may generally be made in amounts up to $100,000 with terms up to 15 years for secured loans, and in amounts up to $10,000 with terms up to four years for unsecured loans. The Bank also originates loans and purchases leases, originated by an unrelated third party, which are secured by automobiles and are reviewed by the Bank's underwriting personnel. As of April 1, 1997, however, this leasing company, in connection with its acquisition by a commercial bank, discontinued its sales of leases to the Bank. In February 1998, however, the Bank commenced a new program to purchase automobile leases from another unrelated third party. To date, the volume of such purchases has been minimal. As of December 31, 1997, consumer and other loans, net of unearned discounts, totaled $109.0 million, or 5.3% of total loans. The Bank offers credit cards to its customers through a third party financial institution and receives an origination fee and transactional fees for processing such accounts, but does not underwrite or finance any portion of the credit card receivables.

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

ENVIRONMENTAL ISSUES

         The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property serving as security for bank loans. In addition, the existence of hazardous materials may make it unfeasible for a lender to foreclose on such property. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may be substantial for loans secured by residential real estate if environmental contamination makes such property unsuitable for use. This could also have a negative effect on property values. The Bank attempts to control its risk by training its appraisers, inspectors and underwriters to be cognizant of signs indicative of environmental hazards. In addition, since 1991 the Bank has generally required a Phase I Environmental Report, conducted by a qualified environmental engineer, for all newly originated and renewed commercial real estate loans. It is the Bank's policy not to make loans secured by properties on which a potential environmental hazard is indicated in the Phase I Environmental Report. In the future, however, the Bank may consider using trained in-house personnel in lieu of outside environmental engineers and Phase I reports to determine the existence of environmental hazards that may be present at properties securing new or renewed loans. With respect to residential loans, FNMA guidelines require that appraisals for single family residences on which the Bank lends include comments on environmental influences. No assurance can be given, however, that the values of properties securing loans in the Bank's portfolio will not be adversely affected by unforeseen environmental risks, although the Bank is unaware of any environmental issues which would subject it to any material liability at this time.

DELINQUENT LOANS AND FORECLOSED ASSETS

         As part of the Bank's collection procedures applicable to one- to four-family mortgage loans, the Bank sends a late notice when a payment is over 15 days past due. A default letter is sent at the time the payment becomes 30 days past due. Telephone contact is initiated and continued at this time. A third letter is sent after the 45th day of delinquency if no favorable response is received. If payment remains uncollected, a demand for satisfaction is sent by the 60th day. If contact is made with the borrower at any time prior to foreclosure, the Bank attempts to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. Most loan delinquencies are cured within 90 days and no legal action is taken. Foreclosure notices generally are sent when a loan is 90 days delinquent.

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

         The following table sets forth information regarding all non-accrual loans, loans which are 90 days or more delinquent but on which the Bank is accruing interest and foreclosed real estate at the dates indicated. If all non-accrual loans had been performing in accordance with their original terms and had been outstanding from the earlier of the beginning of the year or origination, the Bank would have recorded interest income of $1.1 million, $1.2 million and $1.1 million for 1997, 1996 and 1995, respectively, as opposed to $486,000, $584,000 and $88,000, which was included in interest income for such years, respectively.

                                                                             At December 31,
                                                   ---------------------------------------------------------------------
                                                       1997          1996           1995          1994         1993
                                                       ----          ----           ----          ----         ----
                                                                          (dollars in thousands)

Non-accrual mortgage loans                            $12,194      $11,964        $17,067      $35,534       $34,234
Non-accrual other loans                                   256          156            164          116           232
                                                      -------      -------        -------      -------       -------
   Total non-accrual loans and restructured
     loans                                             12,450       12,120         17,231       35,650        34,466
                                                      -------      -------        -------      -------       -------
Mortgage loans 90 days or more
  delinquent and still accruing                         1,158          446          1,425          289         2,936
Other loans 90 days or more
  delinquent and still accruing                           137           63             46           59            72
                                                      -------      -------        -------      -------       -------
   Total non-performing loans(2)                       13,745       12,629         18,702       35,998        37,474
                                                      -------      -------        -------      -------       -------
Non-performing securities(1)                               --           --             --          350           350
Other real estate owned(1)                              1,040        3,264          6,547        6,535         7,077
                                                      -------      -------        -------      -------       -------
   Total non-performing assets                        $14,785      $15,893        $25,249      $42,883       $44,901
                                                      =======      =======        =======      =======       =======

Non-performing loans to total loans(2)                  0.67%        0.74%          1.31%        3.01%         3.49%
Non-performing assets to total assets(2)                0.38%        0.49%          0.87%        1.67%         2.24%

-----------------------
(1)  Net of related allowance for possible losses.

(2) Non-performing loans excludes loans which have been restructured and are accruing and performing in accordance with the restructured terms. Restructured, accruing loans totaled $5,132,000, $5,297,000, $6,391,000,
     $6,251,000 and $4,813,000 at December 31, 1997, 1996, 1995, 1994 and 1993,
     respectively.

         At December 31, 1997, all restructured loans were performing in accordance with their terms.

         At December 31, 1997, other real estate owned totaled $1.0 million. Other real estate owned at December 31, 1997 consisted of one- to four-family residential properties, including co-op units, with an aggregate carrying value of $118,000 and commercial properties with an aggregate carrying value of $922,000 . The Bank generally conducts appraisals on all properties securing loans in foreclosure and foreclosed real estate annually and, if necessary based upon the carrying amount of the property, charges-off any declines in value at such times.

         It is the Bank's general policy to dispose of properties acquired through foreclosure or deeds in lieu thereof as quickly and as prudently as possible. The exceptions, however, are properties held by the Bank's subsidiary, BSR, Inc. ("BSR"), which generally are rented and offered for sale upon lease termination, and property held by the Bank's subsidiary, Roosevelt Land Corp. ("RLC"), which was in the process of obtaining subdivision zoning approval on two vacant parcels of land that were sold by RLC on May 31, 1997. At December 31, 1997, there were no properties in BSR or RLC.

         Potential problem loans, as of December 31, 1997, not reflected in the balance of non-accrual loans, loans 90 days past due and accruing interest or restructured loans consisted of four commercial real estate loans aggregating approximately $1.4 million. These loans are experiencing late payments due generally to vacancies or cash flow problems of the borrower.

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

         The following table sets forth the Bank's allowance for possible loan losses and activity therein for the dates indicated.

                                                                 For the year ended December 31,
                                             ------------------------------------------------------------------------
                                                  1997          1996             1995           1994           1993
                                                  ----          ----             ----           ----           ----
                                                                     (dollars in thousands)

Balance at beginning of year................     $14,370       $13,267         $12,045       $13,760         $11,145
Provisions for possible loan losses.........         800         1,400           3,050         2,250           6,100
Loans charged off:
  One- to four-family.......................          45           243             684           712             484
  Co-op.....................................         144           148             113           175             155
  Multi-family..............................          --            --              --            98              11
  Commercial................................         244            57           2,095         3,178           2,651
  Construction and land development.........          --            --              --            --             158
  Other.....................................         159            90             127           184             408
                                                 -------       -------         -------       -------         -------
    Total loans charged off.................         592           538           3,019         4,347           3,867
Recoveries:
  Mortgage loans............................         274           199           1,128           271             230
  Other.....................................          65            42              63           111             152
                                                 -------       -------         -------       -------         -------
    Total recoveries........................         339           241           1,191           382             382
                                                 -------       -------         -------       -------         -------
Balance at end of year......................     $14,917       $14,370         $13,267       $12,045         $13,760
                                                 =======       =======         =======       =======         =======
Ratio of net charge-offs during the
  year to average gross loans
  outstanding during the year...............       0.01%         0.02%           0.14%         0.34%           0.35%
Ratio of allowance for possible loan
  losses to total gross loans
  outstanding at the end of the year........        0.72          0.84            0.93          1.01            1.28
Ratio of allowance for possible loan
  losses to non-performing loans at the
  end of the year...........................      108.53        113.79           70.94         33.46           36.72

         The balances set forth in the table below represent general loan loss reserves and are not allocable to specific loans in the Bank's portfolio. The allowance for possible loan losses at December 31, 1997, 1996, 1995, 1994 and 1993 is allocated as follows:

                                                                           At December 31,
                                      -----------------------------------------------------------------------------------
                                               1997                    1996                              1995
                                      ------------------------   -----------------------       --------------------------
                                                  Percent of                 Percent of                     Percent of
                                                  Loans in                    Loans in                       Loans in
                                                  Category                    Category                       Category
                                                  To Total                    To Total                       To Total
                                      Amount        Loans           Amount     Loans           Amount         Loans
                                      ------      -----------       ------   ----------        ------       ----------
                                                                 (dollars in thousands)
Loan Category
Mortgage loans:
  One- to four-family..............    $8,134         69.30%      $ 6,167        67.26%      $ 3,006         68.22%
  Co-op............................     1,397         12.43         1,002        11.65           496          9.67
  Multi-family.....................       175          1.34           159         1.41           --           1.66
  Commercial.......................     4,336         10.54         6,434        12.13         9,211         15.02
  Construction and land
    development....................       217          0.90            62         0.72           --           0.36
Other loans........................       658          5.49           546         6.83           554          5.07
                                      -------        ------       -------       ------       -------        ------
  Total............................   $14,917        100.00%      $14,370       100.00%      $13,267        100.00%
                                      =======        ======       =======       ======       =======        ======




                                                   At December 31,
                             ---------------------------------------------------
                                      1994                    1994
                             ------------------------   -----------------------
                                         Percent of                 Percent of
                                         Loans in                    Loans in
                                         Category                    Category
                                         To Total                    To Total
                             Amount        Loans           Amount     Loans
                             ------      -----------       ------   ----------
                                       (dollars in thousands)


LOAN CATEGORY
Mortgage loans:
  One- to four-family.....   $ 2,163         68.29%      $ 3,700        64.54%
  Co-op...................       532          5.94         1,140         7.16
  Multi-family............       298          2.12           170         2.46
  Commercial..............     8,831         19.69         7,900        22.21
  Construction and land
    development...........        --          0.08            60         0.16
  Other loans.............       221          3.88           790         3.47
                             -------        ------       -------       ------
     Total................   $12,045        100.00%      $13,760       100.00%
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

         The Company adopted SFAS No. 115, "Accounting for Investments in Certain Debt and Equity Securities," as of December 31, 1993. SFAS No. 115 requires securities classified as available for sale to be recorded at estimated fair value, with changes in the net unrealized gains or losses of available for sale securities reported, net of tax, as a separate component in stockholders' equity. The adoption of SFAS No. 115 had no impact on 1993 net income. On March 31, 1995, the Company transferred certain mortgage-backed securities from available for sale to held to maturity. On December 15, 1995, in connection with a one-time opportunity permitted by the Financial Accounting Standards Board and regulatory agencies, the Company transferred certain securities from held to maturity to available for sale. Additional information regarding these securities transfers appears on page 35 of the Registrant's 1997 Annual Report to Stockholders in Note (3) of Notes to Consolidated Financial Statements and is incorporated by reference herein.

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

         The Company follows a policy of reserving for specific securities when, in the opinion of the Company's management, the securities may have experienced a decline in value that is other than temporary. Since the Company's adoption of SFAS No. 115, both the available for sale and the held to maturity securities portfolios that appear on page 35 of the Registrant's 1997 Annual Report to Stockholders have experienced substantial volatility in estimated fair values, which has been directly attributable to changes in market interest rates. As of December 31, 1997, any gross unrealized losses in the held to maturity and available for sale portfolios are considered by management of the Company to be temporary.

         The Bank's policies permit purchases of U.S. Treasury and federal agency securities with maturities of five years or less for trading, up to a limit of 2% of its assets and, in the past, the Bank has purchased such securities for trading. As of December 31, 1997, the Bank did not have any open positions in its trading portfolio.

         The following table sets forth certain information regarding the amortized cost and estimated fair values of the Company's securities held to maturity, net and FHLB capital stock:


                                                                            At December 31,
                                           ---------------------------------------------------------------------------
                                                     1997                      1996                     1995
                                           ----------------------    -----------------------   -----------------------
                                                        Estimated                  Estimated                 Estimated
                                           Amortized      Fair       Amortized       Fair       Amortized      Fair
                                              Cost        Value        Cost          Value        Cost         Value
                                           ---------    ---------    ---------     ---------    ---------    ---------
                                                                        (in thousands)
Held to Maturity, net:
Bonds:
  Federal agency obligations .......   $    6,000   $    5,997   $    6,000     $    5,926   $   14,424   $   14,432
  Public utility bonds .............          901          872        1,001            947        1,050        1,021
  Municipal bonds ..................        6,318        6,518        6,921          7,102        7,962        8,208
  Industrial and financial
   corporation bonds ...............       28,873       28,796       39,710         39,690       75,131       75,048
  Canadian bonds ...................           --           --           --             --          225          243
                                        ---------    ---------     --------     ----------    ---------    ---------
    Total bonds ....................       42,092       42,183       53,632         53,665       98,792       98,952
Mortgage-backed securities:
  FNMA, net(1) .....................       85,777       86,058       98,178         96,258      109,281      109,210
  GNMA, net ........................    1,002,553    1,025,316      755,479        764,530      533,301      553,292
  FHLMC, net(1) ....................       85,969       89,137       98,737        100,211      111,347      115,630
  CMO, net(1) ......................        2,909        3,041        2,906          3,038        2,902        3,113
                                       ----------   ----------   ----------     ----------   ----------   ----------
    Total mortgage-backed securities    1,177,208    1,203,552      955,300        964,037      756,831      781,245
                                       ----------   ----------   ----------     ----------   ----------   ----------
      Total held to maturity, net ..   $1,219,300   $1,245,735   $1,008,932     $1,017,702   $  855,623   $  880,197
                                       ==========   ==========   ==========     ==========   ==========   ==========

  FHLB capital stock(2) ............   $   33,390   $   33,390   $   33,390     $   33,390   $   33,603   $   33,603
                                       ==========   ==========   ==========     ==========   ==========   ==========

--------------------

(1) Amounts at December 31, 1997, 1996 and 1995 include certain securities which were transferred between securities portfolios during 1995. Additional information regarding the recorded amounts of these securities appears on page 35 of the 1997 Annual Report to Stockholders in Note (3) of Notes to Consolidated Financial Statements and is incorporated by reference herein.

(2) FHLB capital stock is non-marketable and redeemable at par. Accordingly, amortized cost and estimated fair value of such stock is at par value.

         The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company's debt securities held to maturity, net at December 31, 1997. No amortization payments are considered with respect to the mortgage-backed securities. No prepayments have been considered in the calculation of the weighted average years to maturity.


                                                                              At December 31, 1997
                                             --------------------------------------------------------------------------------------
                                                                                 After One Year                After Five Years
                                                  One Year or Less             Through Five Years             Through Ten Years
                                             -----------------------   --------------------------------    ------------------------
                                                            Weighted                          Weighted                   Weighted
                                             Amortized      Average        Amortized          Average      Amortized     Average
                                                Cost         Yield           Cost              Yield           Cost       Yield
                                             ---------      -------        ---------          --------     ---------    ---------
                                                                      (dollars in thousands)

Held to Maturity, net:
Bonds:
  Federal agency obligations..............        --            --         $ 6,000             4.32%            --           --
  Public utility bonds....................   $   100          7.00%            451             5.30         $  350         5.66%
  Municipal bonds.........................       570          5.45           3,195             5.54            875         5.94
  Industrial and financial corporation
    bonds.................................    25,228          6.42           3,000             7.32            645         3.19
                                             -------                       -------                          ------
    Total bonds...........................    25,898          6.40          12,646             5.38          1,870         4.94
Mortgage-backed securities................        --            --           5,152             5.36          5,244         6.43
                                             -------                       -------                          ------
    Total.................................   $25,898          6.40         $17,798             5.37         $7,114         6.04
                                             =======                       =======                          ======


                                                                        At December 31, 1997
                                          -----------------------------------------------------------------------------------
                                               After 10 Years                  Total Held to Maturity Securities, net
                                          -----------------------      ------------------------------------------------------
                                                                        Average
                                                         Weighted      Remaining                     Estimated       Weighted
                                          Amortized       Average        Years to      Amortized       Fair          Average
                                             Cost          Yield        Maturity         Cost          Value          Yield
                                          ---------      --------      ---------       ---------     ---------       --------
                                                                       (dollars in thousands)
Held to Maturity, net:
Bonds:
  Federal agency obligations.......              --           --           1.07      $    6,000      $    5,997        4.32%
  Public utility bonds.............              --           --           5.41             901             872        5.63
  Municipal bonds..................      $    1,678         5.47%          5.96           6,318           6,518        5.57
  Industrial and financial
    corporation bonds..............
                                                 --           --           1.12          28,873          28,796        6.45
                                         ----------                                  ----------      ----------
    Total bonds....................           1,678         5.47           1.93          42,092          42,183        5.99
Mortgage-backed securities.........       1,166,812         7.65          25.46       1,177,208       1,203,552        7.63
                                         ----------                                  ----------      ----------
    Total..........................      $1,168,490         7.64          24.64      $1,219,300      $1,245,735        7.57
                                         ==========                                  ==========      ==========

         The following table sets forth certain information regarding the amortized cost and estimated fair values of the Company's available for sale securities:

                                                                         At December 31,
                                          ------------------------------------------------------------------------------
                                                  1997                        1996                        1995
                                          -----------------------     ------------------------   -----------------------
                                                        Estimated                    Estimated                 Estimated
                                          Amortized       Fair        Amortized        Fair       Amortized       Fair
                                            Cost          Value         Cost           Value        Cost          Value
                                          ---------     ---------     ---------      ---------    ---------     --------
                                                                          (in thousands)
Available for Sale:
Bonds and equities:
  U.S. government obligations .........    $200,348     $201,964     $214,989       $214,585     $178,699     $182,584
  Federal agency obligations ..........      75,057       74,841       98,057         97,074       82,318       83,139
  Public utility bonds ................          --           --           --             --          804          795
  Industrial, financial corporation
    and other bonds ...................       2,032        2,065        4,059          4,126       26,420       27,289
  Common and preferred stocks .........      21,791       29,699       19,448         21,661        9,067       10,347
                                           --------     --------     --------       --------     --------     --------
  Total bonds and equities ............     299,228      308,569      336,553        337,446      297,308      304,154
                                           --------     --------     --------        -------     --------     --------
Mortgage-backed securities:
  FNMA, net(1) ........................       6,758        6,912       17,393         17,453       48,717       50,379
  GNMA, net ...........................     155,103      156,683       60,259         60,552      125,056      128,569
  FHLMC, net(1) .......................       4,496        4,501       25,717         26,396       37,546       39,343
  CMO, net(1) .........................          --           --           --             --        8,235        8,551
                                           --------     --------     --------       --------     --------     --------
    Total mortgage-backed securities...     166,357      168,096      103,369        104,401      219,554      226,842
                                           --------     --------     --------       --------     --------     --------
      Total available for sale ........    $465,585     $476,665     $439,922       $441,847     $516,862     $530,996
                                           ========     ========     ========       ========     ========     ========

----------------
(1) Amounts at December 31, 1996 and 1995 include certain securities which were transferred from held to maturity to available for sale. Additional information regarding the recorded amounts of these securities appears on page 35 of the 1997 Annual Report to Stockholders in Note (3) of Notes to Consolidated Financial Statements and is incorporated by reference herein.

         The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company's debt securities classified available for sale at December 31, 1997. No amortization payments are considered with respect to the mortgage-backed securities. No prepayments have been considered in the calculation of the weighted average years to maturity.

                                                                   At December 31, 1997
                                           -----------------------------------------------------------------------------
                                                                       After One Year                After Five Years
                                             One Year Or Less         Through Five Years            Through Ten Years
                                           ----------------------    ----------------------        ---------------------
                                                         Weighted                  Weighted                      Weighted
                                           Amortized      Average      Amortized    Average         Amortized    Average
                                             Cost          Yield         Cost        Yield            Cost        Yield
                                           ---------     --------      ---------   --------         ---------   --------
                                                                      (dollars in thousands)
Available for Sale:
Bonds:
 U.S. government obligations...........    $17,939         5.48%      $174,562        5.99%        $ 7,847        6.69%
 Federal agency obligations............         --           --         75,057        6.12              --          --
 Industrial, financial
  corporation and other bonds..........      1,005         8.50          1,027        7.50              --          --
                                           -------                    --------                     -------
    Total bonds.......................
                                            18,944         5.64        250,646        6.03           7,847        6.69
Mortgage-backed securities............          --           --             --          --              --          --
                                           -------                    --------                      ------
    Total.............................     $18,944         5.64       $250,646        6.03          $7,847        6.69
                                           =======                    ========                      ======

                                                                 At December 31, 1997
                                         -----------------------------------------------------------------------------------
                                             After 10 Years               Total Available for Sale Securities
                                         ----------------------      -------------------------------------------------------
                                                                      Average
                                                       Weighted      Remaining                      Estimated     Weighted
                                         Amortized      Average       Years to        Amortized         Fair       Average
                                           Cost         Yield         Maturity          Cost           Value        Yield
                                         ---------     --------      ---------        ---------     ---------     ---------
                                                                       (dollars in thousands)
Available for Sale:
Bonds:
  U.S. government obligations........         --           --           2.13          $200,348      $201,964        5.97%
  Federal agency obligations.........         --           --           3.13            75,057        74,841        6.12
  Industrial, financial
    corporation and other
    bonds............................         --           --           1.03             2,032         2,065        7.99
                                        --------                                      --------      --------
     Total bonds.....................         --           --           2.39           277,437       278,870        6.02
Mortgage-backed securities...........   $166,357         7.57%         27.64           166,357       168,096        7.57
                                        --------                                      --------      --------
     Total...........................   $166,357         7.57          11.86          $443,794      $446,966        6.60
                                        ========                                      ========      ========

         MORTGAGE-BACKED SECURITIES ACTIVITIES. The Bank has historically invested in mortgage-backed securities as an alternative investment to loan origination. At December 31, 1997, mortgage-backed securities had a total amortized cost of $1.34 billion and a total estimated fair value of $1.37 billion. As a percentage of the Company's held to maturity and available for sale securities portfolios, the amortized cost of mortgage-backed securities at December 31, 1997 represented 96.5% and 35.7%, respectively.

         The Bank's policies permit investment in mortgage-backed securities that are insured or guaranteed by the FHLMC, FNMA or the Government National Mortgage Association ("GNMA") and do not allow investments in riskier mortgage derivative products, such as stripped mortgage-backed securities or residuals.

SOURCE OF FUNDS

         GENERAL. Deposits, borrowings, including security repurchase agreements, loans and mortgage-backed securities repayments and maturities and redemptions of held to maturity securities and the available for sale securities portfolio are the primary sources of the Bank's funds for lending, investing and other general purposes. The Registrant's primary sources of funds are its available for sale securities portfolio and its dividend sources from the Bank to the extent such payments are permitted by law or regulation.

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

         At December 31, 1997, the Bank had outstanding $153.9 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:


                                                          Weighted Average
                                       Amount               Interest Rate
                                   -------------          ----------------
                                   (in thousands)
Maturity Period
3 months or less ..............       $ 56,635                  5.52%
Over 3 through 6 months........         30,634                  5.49
Over 6 through 12 months.......         23,458                  5.65
Over 12 months ................         43,188                  6.31
                                      --------
   Total ......................       $153,915                  5.76
                                      =========

         The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Information with respect to the average balances and average rates paid on the various categories of deposits appears on page 16 of the Registrant's 1997 Annual Report to Stockholders in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference herein.

                                          1997                               1996                                1995
                              ------------------------------     -------------------------------    -------------------------------
                                                    Weighted                            Weighted                           Weighted
                                         Percent    Average                 Percent     Average                 Percent    Average
                                         of Total   Nominal                 of Total    Nominal                of Total    Nominal
                              Amount     Deposits     Rate       Amount     Deposits      Rate      Amount     Deposits      Rate
                              ------     --------   --------     ------     ---------   --------    ------     --------    --------
                                                                    (dollars in thousands)
Passbook accounts.......  $  600,910     27.29%      2.76%   $  581,074     24.80%      2.92%   $ 501,467      24.60%      2.74%
NOW accounts............      13,618       0.62       2.73        8,292       0.35       2.97      64,409        3.16       3.13
Demand accounts.........      65,219       2.96         --       62,116       2.65         --      58,641        2.88         --
                          ----------                         ----------                         ---------
Total...................     679,747      30.87       2.49      651,482      27.80       2.63     624,517       30.64       2.52
                          ----------                         ----------                         ---------
Money market accounts...      80,890       3.67       2.21       77,229       3.29       2.21      67,163        3.29       3.19
Certificate of
   deposit accounts:
$100,000 or more........     153,915       6.99       5.76      160,019       6.83       5.81     119,422        5.86       6.00
  CD's original
    maturity of:
    6 months and less...     332,139      15.08       5.10      333,907      14.25       5.35     226,392       11.11       5.20
    6 to 12 months......     144,021       6.54       5.52      181,539       7.75       5.48     105,561        5.18       5.59
    12 to 30 months.....     479,070      21.75       5.71      603,375      25.75       5.64     602,662       29.57       5.79
    30 to 48 months.....     134,986       6.13       6.11       94,023       4.01       6.04      32,153        1.58       5.48
    48 to 72 months.....     126,786       5.76       6.15      162,300       6.92       6.29     173,552        8.51       6.48
    72 to 96 months.....      13,602       0.62       6.71       16,752       0.71       7.41      23,289        1.14       7.01
    96 months or more...      26,714       1.21       7.29       27,773       1.19       7.28      31,259        1.53       7.27
    IRA & Keogh less
      than 3 years......      30,483       1.38       6.19       35,114       1.50       6.26      32,371        1.59       5.84
                          ----------                         ----------                        ----------
    Total...............   1,441,716      65.46       5.67    1,614,802      68.91       5.72   1,346,661       66.07       5.83
                          ----------                         ----------                        ----------
Total deposits..........  $2,202,353    100.00%       4.57   $2,343,513    100.00%       4.73  $2,038,341     100.00%       4.73
                          ==========                         ==========                        ==========

         BORROWINGS AND SECURITY REPURCHASE AGREEMENTS. Although deposits are the Bank's primary source of funds, the Bank also utilizes borrowings from the FHLB and security repurchase agreements as alternative cost effective funding sources. The Bank's security repurchase agreements are transacted with Board of Director approved, nationally recognized investment banking firms. Security repurchase agreements are accounted for as collateralized borrowings by the Bank. At December 31, 1997 and 1996, $807.0 million and $55.0 million, respectively, of such agreements were outstanding.

         The Bank also utilizes borrowings from the FHLB. Such borrowings are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Management believes that, should FHLB borrowings not be available in the future, it has other potential available sources of funds. Additional information regarding the Bank's liquidity appears on pages 22 through 24 of the Registrant's 1997 Annual Report to Stockholders in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference herein. At December 31, 1997, the Bank had $491.6 million of FHLB borrowings.

         The following table sets forth certain information regarding borrowed funds for the dates indicated:

                                                               For the year ended December 31,
                                                          ---------------------------------------
                                                              1997           1996          1995
                                                          ------------  ------------   ----------
                                                                   (dollars in thousands)
FHLB borrowings:
  Average balance outstanding ..........................  $  502,288    $  599,843    $  600,560
  Maximum amount outstanding at any month
    end during the year ................................     577,900       652,550       652,563
  Balance outstanding at end of year ...................     491,578       582,835       594,563
  Weighted average interest rate during the year .......        5.78%         5.75%         5.71%
  Weighted average interest rate at end of year ........        5.91          5.89          5.74

Securities sold under agreements to repurchase:
  Average balance outstanding ..........................  $  401,572    $    7,392           --
  Maximum amount outstanding at any month
    end during the year ................................     807,000        55,000           --
  Balance outstanding at end of year ...................     807,000        55,000           --
  Weighted average interest rate during the year .......        5.90%         5.56%          --
  Weighted average interest rate at end of the year.....        5.71          5.63           --

Total borrowed funds:
  Average balance outstanding ..........................  $  903,860    $  607,235    $  600,560
  Maximum amount outstanding at any month
    end during the year ................................   1,298,578       652,550       652,563
  Balance outstanding at end of year ...................   1,298,578       637,835       594,563
  Weighted average interest rate during the year .......        5.83%         5.75%         5.71%
  Weighted average interest rate at end of year ........        5.78          5.86          5.74

PERSONNEL

         As of December 31, 1997, the Company had 357 full-time employees and 142 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

SUBSIDIARY AND JOINT VENTURE ACTIVITIES

         Pursuant to its "leeway investment" authority under the New York Banking Law, the Bank formed a number of wholly-owned subsidiary corporations for the purposes of (i) taking "equity interests" in the construction and development of residential properties on which the Bank was making loans, (ii) acting as a custodian for documents pertaining to certain mortgage loans sold to FNMA, and (iii) holding and maintaining properties acquired by the Bank as a result of foreclosure proceedings or deeds in lieu thereof. As of December 31, 1997, the Bank had twelve such subsidiaries, eight of which were inactive during 1997.

         ROOSEVELT ASSET FUNDING CORP. The largest of the Bank's wholly-owned subsidiaries, Roosevelt Asset Funding Corp. ("RAFC"), is a real estate investment trust which was incorporated in the State of Delaware on April 28, 1997 for the purpose of investment and reinvestment of its assets in real property, interests in real property, mortgage loans secured by real property, interests in mortgage loans secured by real property, leasehold interests in real property and mortgage-backed securities, including collateralized mortgage obligations.

         ANACONDA ENTERPRISES, INC. Anaconda Enterprises, Inc. ("Anaconda") is a wholly-owned subsidiary of the Bank that had been inactive prior to 1994. In 1994, however, this subsidiary was reactivated for the purpose of taking title, in a foreclosure sale, to a multi-family building located in Wichita, Kansas. The Bank was a participant in a syndicated loan and the lead lender for the syndicate. In November 1994, the foreclosed property was sold and distributions were made to the participants. At December 31, 1997, Anaconda had assets of $23,000 representing cash balances held in escrow for the participants.

         BELLINGHAM CORP. Bellingham Corp. is a wholly-owned subsidiary of the Bank formed in 1992 to enter into a joint venture to acquire a warehouse facility located in Suffolk County, New York. The joint venture was formed as a result of the restructuring of a previously restructured $2.5 million loan originally made by the Bank in 1986 to a partnership for the development of the property, which became delinquent in 1992. In August 1994, the Bank withdrew its equity interest pursuant to a restructuring agreement whereby the Bank increased the loan to $5.2 million at December 31, 1994 and increased its security position with other commercial properties having an aggregated estimated fair value of $6.9 million based on 1994 external appraisals. The restructured loan was satisfied during 1997. This corporation is now inactive.

         BSR, INC. BSR, Inc. ("BSR") is a wholly-owned subsidiary of the Bank formed to hold, operate and maintain real estate acquired by the Bank as a result of foreclosure or deed in lieu thereof. As of December 31, 1997, all properties held by BSR had been sold and BSR had assets of $500 representing cash balances.

         ROOSEVELT ABSTRACT CORP. Roosevelt Abstract Corp. ("Roosevelt Abstract") is a wholly-owned subsidiary of the Bank that was formed in 1988. Roosevelt Abstract was activated in February 1993 to hold two foreclosed parcels of vacant land located in Suffolk County, New York, which were sold in January 1994. This corporation is now inactive but retains cash balances of $400.

         ROOSEVELT LAND CORP. Roosevelt Land Corp. ("RLC") is a wholly-owned subsidiary of the Bank formed in 1993 to hold title to a previously foreclosed parcel of vacant land located in Suffolk County, New York. RLC Land was engaged in activities to develop and sell this land and as of December 31, 1996 had entered into two separate contracts for sale of the land ($1.0 million each), covering its entire interest. The closing of the sale occurred on May 31, 1997. As of December 31, 1997, RLC had assets of $10,800 representing cash balances. This corporation is now inactive

         ROOSEVELT SERVICE CORPORATION. Roosevelt Service Corporation is a wholly-owned subsidiary of the Bank that serves as a custodian for loan documents relating to certain mortgage loans sold to FNMA. As of December 31, 1997, Roosevelt Service Corporation had assets of $200 representing cash balances.

         155 EAST 33RD STREET CORP. 155 East 33rd Street Corp. is a wholly-owned subsidiary of the Bank formed in 1993 to acquire title to a specific foreclosed mixed use commercial real estate property owned by the Bank. During 1996, the property was sold for $300,000. The corporation is now inactive.

         The Bank also has additional wholly-owned subsidiaries, Rokings Holding Corporation, VBF Holding Corporation, Oyster Bay Holding Corporation and Rosouth Holding Corporation, all of which are currently inactive and through which the Bank currently has no plans to conduct operations.

SAVINGS BANK LIFE INSURANCE

         As an issuing bank, the Bank offered Savings Bank Life Insurance ("SBLI") to its customers up to the legal maximum of $50,000 per insured individual and, as a trustee bank, offers an additional $500,000 in group coverage per insured under SBLI's Financial Institution Group Life Insurance policy. The SBLI department's activities were separate from the Bank's with the SBLI department paying its own expenses and reimbursing the Bank for any expenses incurred on its behalf. Effective March 1, 1998, the Bank discontinued the SBLI activity and transferred the SBLI department's assets and liabilities to another issuing bank. The SBLI department's operations have not had a material affect on the Bank's earnings and its discontinuation will also not materially affect the Bank's earnings.

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

         Under the Small Business Act, the PTI Method was repealed and the Bank is considered to be a "large bank," that is, one with assets having an adjusted basis of more than $500 million. As a large bank, for federal income tax purposes, the Bank is no longer permitted to make additions to its tax bad debt reserve. The Bank is permitted to deduct bad debts only as they occur and is required to recapture (that is, take into income) over a six-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995, over its "base year reserve," that is, the balance of its bad debt reserves as of December 31, 1987 (or over a lesser amount if the Bank's loan portfolio decreased since December 31, 1987). However, under the Small Business Act, such recapture requirements are suspended for each of the two successive taxable years beginning January 1, 1996, in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996.

         DISTRIBUTIONS. To the extent that the Bank makes "non-dividend distributions" to the Registrant, such distributions are considered to have been made from the Bank's base year reserve to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed is included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits do not constitute non-dividend distributions and, therefore, are not so included in the Bank's income.

         The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution, approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% federal corporate income tax rate. (See "REGULATION AND SUPERVISION" for limits on the payment of dividends by the Bank). The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

         CORPORATE ALTERNATIVE MINIMUM TAX. The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Company currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Company's AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). The Company does not expect to be subject to the AMT.

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

STATE AND LOCAL TAXATION

         STATE AND CITY OF NEW YORK. The Bank and the Registrant are subject to New York State franchise tax on net income or one of several alternative bases, whichever results in the highest tax. "Net income" means federal taxable income with certain adjustments. The Bank and the Registrant file combined returns. The New York State tax rate for the 1997 calendar year is 10.053% (including the Metropolitan Commuter Transportation District surcharge) of net income. In general, the Registrant will not be required to pay New York State tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock. The Bank and the Registrant are also subject to a similarly calculated New York City banking corporation tax of 9% on income allocated to New York City.

         New York State passed legislation in August 1996 that incorporated into New York State tax law provisions for the continued use of bad debt reserves in a manner substantially similar to the provisions that applied under federal law prior to the enactment of the Small Business Act discussed above (see "Recent Tax Legislation Regarding Tax Bad Debt Reserves"). This legislation enabled the Bank to avoid the recapture of the New York State tax bad debt reserves that otherwise would have occurred as a result of the changes in federal law and to continue to utilize the reserve method for computing its bad debt deduction. Similar legislation regarding the use and treatment of tax bad debt reserves for purposes of the New York City banking corporation tax was enacted in March 1997.

         STATE OF DELAWARE. As a Delaware holding company not earning income in Delaware, the Registrant is exempted from Delaware corporate income tax but is required to file an annual report with, and pay an annual franchise tax to the State of Delaware. This franchise tax approximated $74,000 for 1997.

                           REGULATION AND SUPERVISION

GENERAL

         The Bank is a New York chartered savings bank, and its deposit accounts are insured up to applicable limits by the FDIC under the BIF. The Bank is subject to extensive regulation by the New York State Banking Department ("Banking Department"), as its chartering agency, and by the FDIC as the deposit insurer. The Bank must file reports with the Banking Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Banking Department and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Banking Department, the FDIC or through legislation, could have a material adverse impact on the Registrant and the Bank and their operations and stockholders. The Registrant is also required to file certain reports with, and otherwise comply with the rules and regulations of, the FRB and the Banking Department and of the Securities and Exchange Commission ("SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Registrant are referred to below or elsewhere herein.

NEW YORK LAW

         The Bank derives its lending, investment and other activity powers primarily from the applicable provisions of New York Banking Law ("Banking Law") and the regulations adopted thereunder. Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. A savings bank may also exercise trust powers upon approval of the Banking Department. The exercise of these lending, investment and other activity powers are limited by federal law and the regulations thereunder. See "Federal Deposit Insurance Corporation Improvement Act of 1991 -- Restrictions Upon State-Chartered Banks."

         Under the Banking Law, the Superintendent of Banks of the State of New York (the "Superintendent") may issue an order to a New York-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the New York Banking Board that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee or officer may be removed from office after notice and an opportunity to be heard. The Bank does not know of any past or current practice, condition or violation that might lead to any proceeding by the Superintendent or the New York Banking Board against the Bank or any of its directors or officers.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposed a number of new mandatory supervisory measures on commercial banks, savings banks and savings associations. FDICIA also addressed additional sources of funding for the BIF, which insures the deposits of commercial banks and savings banks.

         SAFETY AND SOUNDNESS STANDARDS. Pursuant to FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the FDIC, together with the other federal bank regulatory agencies, have adopted safety and soundness guidelines for insured depository institutions. The guidelines establish general standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and employee compensation. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, regulations were adopted to require a bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If a bank fails to comply with such an order, the FDIC may seek to enforce such order in judicial proceedings and to impose civil monetary penalties.

         RESTRICTIONS UPON STATE-CHARTERED BANKS. Section 24 to the Federal Deposit Insurance Act, as amended ("FDIA"), which was added by FDICIA, generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for federally chartered national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or approved by the FDIC.

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

         The FDIC has also adopted regulations relating to the activity restrictions of Section 24. Pursuant to such regulations, insured banks intending to engage in activities not permissible for a national bank must apply for approval from the FDIC to do so. The FDIC will not approve the activity unless such bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

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

         The FDIC's final rule implementing the prompt corrective action section of FDICIA defines the five capital categories as follows: Generally, an institution will be treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of Tier 1 capital to risk-weighted assets is at least 6.0%, its ratio of Tier 1 capital to total assets is at least 5.0%, and it is not subject to any order or directive by the FDIC to meet a specific capital level. An institution will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of Tier 1 capital to risk-weighted assets is at least 4.0%, and its ratio of Tier 1 capital to total assets is at least 4.0% (3.0% if the bank receives the highest rating under the Uniform Financial Institutions Rating System). An institution that has total risk-based capital of less than 8.0%, Tier 1 risk-based capital of less than 4.0% or a leverage ratio that is less than 4.0% (or less than 3% if the institution is rated a composite "1" under the Uniform Financial Institutions Rating System) would be considered to be "undercapitalized." An institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% would be considered to be "significantly undercapitalized," and an institution that has a tangible capital to assets ratio equal to or less than 2.0% would be deemed to be "critically undercapitalized." Generally, under the rule, an institution that is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" becomes immediately subject to certain regulatory restrictions, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The filing of a capital restoration plan, which must be guaranteed by any parent holding company, is also required. In addition, a "critically undercapitalized" bank must receive prior written approval from the FDIC to engage in any material transaction other than one in the normal course of business.

         UNIFORM REAL ESTATE LENDING STANDARDS. Pursuant to FDICIA, the federal banking agencies adopted joint regulations that require all financial institutions to adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

         ANNUAL INDEPENDENT AUDIT AND REPORTING REQUIREMENTS. Pursuant to
Section 36 of the FDIA, as added by FDICIA, the FDIC adopted regulations and related guidelines imposing certain requirements with respect to external audits and audit committee and management reporting requirements. Each insured depository institution with $500 million or more in total assets as of the beginning of each fiscal year must have an audit of its annual financial statements by an independent accountant in accordance with generally accepted accounting principles and must file an annual report with the FDIC, its primary federal regulator and any appropriate state banking agency. For an insured depository institution that is a subsidiary of a holding company that meets certain criteria, the independent audited financial statements requirement of the rule may be satisfied by audited financial statements of the consolidated holding company. The required annual report must contain: financial statements audited by an independent public accountant; a statement of management's responsibilities for preparing the annual financial statements, for establishing and maintaining adequate internal controls and procedures for financial reporting, and for complying with laws and regulations relating to safety and soundness that are designated by the FDIC and the appropriate federal banking agency; a separate assessment by management of the effectiveness of the internal controls and procedures and the institution's compliance with the designated safety and soundness laws and regulations; and the independent public accountant's report on management's assertions concerning the internal controls and procedures. In addition, an insured depository institution is required to establish an audit committee comprised entirely of independent outside directors to review the annual audit findings and reports with management and the independent public accountant.

INSURANCE OF DEPOSIT ACCOUNTS

         Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period, consisting of (1) "well capitalized," (2) "adequately capitalized" or (3) "undercapitalized," and one of three supervisory sub-categories within each capital group. With respect to the capital ratios, institutions are classified as "well capitalized" or "adequately capitalized" using ratios that are substantially similar to the prompt corrective action capital ratios discussed above. Any institution that does not meet these two definitions is deemed to be undercapitalized for this purpose. The supervisory sub-group to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory sub-groups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (I.E., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (I.E., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the reserve ratio of 1.25% required by the FDIA. As a result of the Deposit Insurance Funds Act of 1996 (the "Funds Act"), both the BIF and the SAIF currently satisfy the 1.5% reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. Any increase in insurance assessments could have an adverse effect on the earnings of the Bank.

         The Funds Act also amended the FDIA to expand the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Funds Act expanded the assessment base for the payments on the FICO bonds to include, beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on January 1, 1997 was 0.0130% for BIF-assessable deposits and 0.0648% for SAIF-assessable deposits. For the semi-annual period beginning on July 1, 1997, the rates of assessment for the FICO bonds was 0.0126% for BIF-assessable deposits and 0.0630% for SAIF-assessable deposits.

         As a result of the forgoing, the Bank's BIF deposit insurance assessments and its FICO assessments for the year ended December 31, 1997 totaled $304,000, as compared to BIF deposit insurance assessments of $2,000 for the year ended December 31, 1996.

         The Funds Act provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank has not been so classified by the FDIC. Accordingly, assuming that the designated reserve ratio is maintained by the BIF and the Bank maintains its regulatory status, the Bank will pay substantially lower regular assessments on its deposits compared to those paid in the years prior to 1996. The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. Proposed legislation agreed to in March 1998 by the House Committee on Banking and Financial Services and the House Committee on Commerce provides for the retention of the thrift charter and for the merger of the BIF and the SAIF on January 1, 2000.

         Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At December 31, 1997, the Bank's capital exceeded the capital requirements imposed by the FDIC.

CAPITAL MAINTENANCE

         The FDIC has issued regulations that require BIF-insured banks, such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3% Tier 1 capital to total assets for banks in the strongest financial and managerial condition, with a rating of 1 under the Uniform Financial Institutions Rating System (the highest examination rating of the FDIC for banks). For all other banks, the minimum leverage capital requirement is 3% plus an additional cushion of at least 100 to 200 basis points. The FDIC and the federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions System will be 3% and that the minimum leverage capital ratio for any other depository institution will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. Tier 1 capital is comprised of the sum of common stockholders' equity (excluding the net unrealized appreciation or depreciation, net of tax, from available for sale debt securities), non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights) and any net unrealized loss on marketable equity securities. At December 31, 1997, the Bank's ratio of Tier 1 capital to total assets was 5.98%, which exceeded the minimum leverage requirement.

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 capital) to risk-weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of Tier 2 capital currently include cumulative perpetual preferred stock, long-term preferred stock, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital. At December 31, 1997, the Bank's total capital and Tier 1 capital to risk-weighted assets was 17.80% and 16.70%, respectively, which exceeded the FDIC risk-based capital requirements.

         FDICIA requires the federal banking agencies to revise their risk-based capital guidelines to, among other things, take adequate account of interest rate risk. The federal banking agencies, including the FDIC, have adopted a rule to require an assessment of an institution's exposure to declines in the economic value of the bank's capital due to changes in interest rates when assessing the bank's capital adequacy. The federal banking agencies did not codify a measurement framework for such assessment, nor did they establish any explicit criteria to define whether a bank has an above "normal" level of interest rate risk. The new regulations adopted a "risk assessment" approach under which examiners will evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. The federal banking agencies also adopted a joint policy statement that sets forth guidelines that each insured bank is to follow in developing its own interest rate risk management program.

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

         On April 18, 1997, the FDIC formally approved the Bank's CRA Strategic Plan, which was submitted in accordance with Section 345.27 of the Rules and Regulations of the FDIC. The CRA Strategic Plan, which became effective as of January 1, 1997, specifies measurable goals for meeting the lending, investment and services tests through December 31, 1998.

         NEW YORK REGULATION. The Bank is also subject to provisions of the Banking Law that impose continuing and affirmative obligations upon a banking institution organized in the State of New York to serve the credit needs of its local community ("NYCRA"). The obligations of the NYCRA are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file copies of all federal CRA reports with the Banking Department. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Banking Department has adopted, effective December 3, 1997, new regulations to implement the NYCRA. The Banking Department replaced its prior process-focused regulations with performance-focused regulations that were intended to parallel the current CRA regulations of the federal banking agencies and to promote consistency in CRA evaluations by considering more objective criteria. The new regulations require a biennial assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and require the Banking Department to make available to the public such rating and a written summary of the assessment results. The Bank's latest NYCRA rating, received by letter dated September 16, 1996 from the Banking Department, was a rating of "satisfactory."

FEDERAL RESERVE SYSTEM

         Under FRB regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $47.8 million or less (subject to adjustment by the FRB), plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

HOLDING COMPANY REGULATION

         FEDERAL REGULATION. The Registrant is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. The Registrant's total and Tier 1 capital are well in excess of these requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Regulatory Capital Position" included in the Registrant's 1997 Annual Report to Stockholders on page 24, which is incorporated by reference herein.

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

INTERSTATE BANKING AND BRANCHING

         In the past, interstate banking has been limited under the BHCA and various state laws to those states that permitted interstate banking by statute. New York was one of a number of states that permitted, subject to the reciprocity conditions of the Banking Law, out-of-state bank holding companies to acquire New York banks. By 1995, many states had adopted statutes permitting multi-state bank holding companies. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act") amended the BHCA, effective on September 29, 1995, to permit approval under the BHCA of the acquisition by a bank holding company that is adequately capitalized and adequately managed of a bank outside of the holding company's home state regardless of whether the acquisition was permitted under the law of the state of the acquired bank. The FRB may not approve an acquisition under the BHCA that would result in the acquiring holding company controlling more than 10% of the deposits in the United States or more than 30% of the deposits in any particular state.

         In the past, branching across state lines was not generally available to a state bank, such as the Bank. Out-of-state branches are authorized under the Banking Law, but similar authority did not exist generally under the laws of many other states. The Interstate Banking Act now permits the responsible banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under state law. Accordingly, the Interstate Banking Act permits a bank to have branches in more than one state.

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

ACQUISITION OF THE HOLDING COMPANY

         FEDERAL RESTRICTIONS. Under the Federal Change in Bank Control Act ("CBCA"), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Registrant's shares of Common Stock outstanding, unless the FRB has found that the acquisition will not result in a change in control of the Registrant. Under the CBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by the Registrant and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of the Registrant within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25 percent or more of any class of voting securities of the Registrant or the ability to control in any manner the election of a majority of the Registrant's directors. See "Holding Company Regulation."

         NEW YORK CHANGE IN CONTROL RESTRICTIONS. In addition to the CBCA, the Banking Law generally requires prior approval of the New York Banking Board before any action is taken that causes any company to acquire direct or indirect control of a banking institution that is organized in the State of New York. The acquisition of 10% or more of the common stock of the Registrant would be presumed to be an acquisition of control of the Registrant and, indirectly, the Bank, unless the Superintendent determines that such acquisition did not result in an acquisition of control.

                EXECUTIVE OFFICERS OF THE REGISTRANT AND THE BANK

         The name, age, position, term of office as officer and period during which he has served as an officer is provided below for each executive officer of the Registrant and the Bank. All executive officers of the Registrant are also executive officers of the Bank.

         John M. Tsimbinos, Chairman of the Board and Chief Executive Officer and a Director, joined the Bank in February 1982, became President and Chief Executive Officer of the Bank in April 1983, and became Chairman and Chief Executive Officer of the Bank in December 1992. Mr. Tsimbinos has been a Director since July 1982 and he is 60 years of age.

         A. Gordon Nutt, President and Chief Administrative Officer and a Director, joined the Bank in 1983 as a Senior Vice President and Chief Administrative Officer, became a Director in May 1991 and was elected President and Chief Administrative Officer in December 1992. Mr. Nutt is 63 years of age.

         Dennis E. Henchy, Executive Vice President, joined the Bank in 1975 and serves as Executive Vice President and Chief Financial Officer. Mr. Henchy is 44 years of age.

         William R. Kuhn, Executive Vice President, joined the Bank in 1974 and serves as Executive Vice President and Chief Real Estate Lending Officer. Mr. Kuhn is 51 years of age.

         Ira H. Kramer, Senior Vice President, joined the Bank in 1983 and serves as Senior Vice President and Corporate Secretary. Mr. Kramer is 47 years of age.

         John J. DeRusso, Senior Vice President, joined the Bank in 1994 and serves as Senior Vice President and Officer for Strategic Planning/Special Projects/Training & Development and MIS. Mr. DeRusso is 56 years of age.


ITEM 2.  PROPERTIES

         The Registrant's principal corporate offices are in a 52,800 square foot facility located at 1122 Franklin Avenue, Garden City, New York. This facility is owned and principally utilized for the operations of the Bank. The Bank conducts its business through 15 full service banking offices as follows:

                                                     Date            Lease
Location                         Leased/Owned   Eased/Acquired   Expiration Date
                                 ------------   --------------   ---------------

Principal Banking Office/
Administrative Headquarters
1122 Franklin Avenue
Garden City, NY  11530.............    Owned         1/1/76               N/A
1024 Gates Avenue
Brooklyn, NY  11221................    Owned         8/1/20               N/A
2925 Avenue U
Brooklyn, NY  11229................    Owned         1/1/55               N/A
4848 Merrick Road
Massapequa Park, NY  11762.........    Owned         1/1/61               N/A
156-02 Cross Bay Blvd.(1)
Howard Beach, NY  11414............    Owned         1/1/65               N/A
224-04 Union Turnpike
Bayside, NY  11364.................    Owned         1/1/69               N/A
254-09 Horace Harding Expwy.
Little Neck, NY 11362..............    Leased        9/1/71             5/31/17
1114 Jericho Turnpike
New Hyde Park, NY 11040............    Owned         1/1/75                N/A
247-53 Jamaica Avenue
Bellerose, NY 11426................    Owned         1/1/75                N/A
1280 Broadway
Hewlett, NY 11557..................    Owned         9/25/96               N/A
2790 Sunrise Highway
Bellmore, NY 11710.................    Leased        7/1/80             6/30/10
1501 Deer Park Avenue
North Babylon, NY 11703............    Owned         5/9/91                N/A
1520 Deer Park Avenue
North Babylon, NY 11703............    Owned         5/1/94                N/A
108 Seventh Street
Garden City, NY 11530..............    Leased        2/1/95            01/31/25
699 Old Country Road
Dix Hills, NY 11746................    Leased        9/7/95             9/06/02

------------------
(1) Includes a leased accommodation facility adjacent to this branch office. The lease on such facility expires December 2011.

The premises occupied by the Registrant and the Bank are considered to be well located and suitably equipped to serve as banking facilities.

ITEM 3.  LEGAL PROCEEDINGS

         On February 6, 1995, the Superintendent took possession of Nationar, a check-clearing and trust company freezing all of its assets. The Bank used Nationar for certain depository and collection services and maintained deposit balances with Nationar in connection therewith. The Company also had certain stock investments and subordinated capital debentures in Nationar. The Bank filed claims to recover losses associated with the deposit balances, stocks and subordinated debentures. As of December 31, 1997 the Bank has either fully collected or charged-off its remaining Nationar claims. Additional information regarding the Nationar claims appears on pages 49 and 50 of the 1997 Annual Report to Stockholders on Note (19) of Notes to Consolidated Financial Statements and is incorporated by reference herein.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

         The information required by this item appears under the caption "Market for Common Stock" on page 25 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item appears on pages 6 through 7, inclusive, of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item appears on pages 10 through 25, inclusive, of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item appears on pages 12 through 15, inclusive, of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item appears on pages 26 through 53, inclusive, of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

         The information required by this item appears under the caption "Executive Officers of the Registrant and the Bank" in Part I of this Form 10-K and under the caption "Election of Directors" on pages 7 through 10, inclusive, and under the caption "Compliance with Section 16(a) of the Exchange Act" on page 24 of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on April 27, 1998, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item appears on pages 10 through 23, inclusive, of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on April 27, 1998, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item appears under the captions "Stock Ownership of Certain Beneficial Owners" on pages 3 and 4, inclusive, and "Stock Ownership of Management" on pages 5 and 6, inclusive, of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on April 27, 1998, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item appears under the caption "Certain Relationships and Related Transactions" on page 25 of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on April 27, 1998, and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1. The following consolidated financial statements of the Registrant and its subsidiaries, and the independent auditors' report thereon, included on pages 26 through 53, inclusive, of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997, are incorporated herein by reference:

               Consolidated Statements of Financial Condition -- December 31, 1997 and 1996;

               Consolidated Statements of Income -- For the years ended December 31, 1997, 1996 and 1995;

               Consolidated Statements of Changes in Stockholders' Equity -- For the years ended December 31, 1997, 1996 and 1995;

               Consolidated Statements of Cash Flows-- For the years ended December 31, 1997, 1996 and 1995;

               Notes to Consolidated Financial Statements

          The remaining information appearing in the Registrant's Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

     2. All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     3.   Exhibits

     (a) The following exhibits are filed as part of this report, except as otherwise indicated.

          3.1    Certificate of Incorporation of T R Financial Corp. (1)

          3.2    Bylaws of T R Financial Corp., as amended(2)

          4.1    Certificate of Incorporation of T R Financial Corp. (See
                 Exhibit 3.1 hereto)

          4.2    Bylaws of T R Financial Corp. (See Exhibit 3.2 hereto)

          4.3    Restated Organization Certificate of Roosevelt Savings Bank (1)

          4.4    Bylaws of Roosevelt Savings Bank, as amended (2)

          4.5    Amendments to Bylaws of Roosevelt Savings Bank (3)

          4.6    Stock Certificate of T R Financial Corp. (1)

          4.7 Rights Agreement between T R Financial Corp. and Chemical Bank, dated as of July 19, 1994 (4)

          4.8 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of T R Financial Corp. (included as Exhibit A to the Rights Agreement set forth at Exhibit 4.7)

          10.1 Employment Agreement by and between Roosevelt Savings Bank and John M. Tsimbinos, amended and restated as of January 23, 1997
                 (5)

          10.2   Employment Agreement by and between Roosevelt Savings Bank and
                 A. Gordon Nutt, amended and restated as of January 23, 1997 (5)

          10.3 Employment Agreement by and between Roosevelt Savings Bank and William R. Kuhn, amended and restated as of January 23, 1997
                 (5)

          10.4 Employment Agreement by and between Roosevelt Savings Bank and Dennis E. Henchy, amended and restated as of January 23, 1997
                 (5)

          10.5 Employment Agreement by and between Roosevelt Savings Bank and John J. DeRusso, amended and restated as of January 23, 1997
                 (5)

          10.6 Employment Agreement by and between Roosevelt Savings Bank and Ira H. Kramer, amended and restated as of January 23, 1997 (5)

          10.7 Employment Agreement by and between T R Financial Corp. and John M. Tsimbinos, amended and restated as of January 23, 1997
                 (5)

          10.8 Employment Agreement by and between T R Financial Corp. and A. Gordon Nutt, amended and restated as of January 23, 1997 (5)

          10.9 Employment Agreement by and between T R Financial Corp. and William R. Kuhn, amended and restated as of January 23, 1997
                 (5)

          10.10 Employment Agreement by and between T R Financial Corp. and Dennis E. Henchy, amended and restated as of January 23, 1997
                 (5)

          10.11 Employment Agreement by and between T R Financial Corp. and John J. DeRusso, amended and restated as of January 23, 1997
                 (5)

          10.12  Employment Agreement by and between T R Financial Corp. and Ira
                 H. Kramer, amended and restated as of January 23, 1997 (5)

          10.13  Roosevelt Savings Bank Severance Plan (3)

          10.14 Indemnification Agreements (between Roosevelt Savings Bank and Maureen E. Clancy, John M. Tsimbinos, A. Gordon Nutt, Peter A. Baum, Robert J. Berkin, Kenneth P. Billhardt, Robert F. Eisen, Michael P. Galgano, Edward J. Kowatch, James E. Orr, Jr., William R. Punt, William Singer, Ernest L. Loser, Spiros J. Voutsinas, John C. Mesloh, Leonard Genovese, William R. Kuhn, Dennis E. Henchy, Ira H. Kramer and William F. Shea, effective as of May 18, 1993) (6)

          10.15 Roosevelt Savings Bank Recognition and Retention Plan for Outside Directors (terminated effective as of January 23,
                 1997) (7)

          10.16 Roosevelt Savings Bank Recognition and Retention Plan for Officers (7)

          10.17  Roosevelt Savings Bank Performance Compensation Plan (8)

          10.18 T R Financial Corp. 1993 Incentive Stock Option Plan, amended and restated as of January 23, 1997 (8)

          10.19 T R Financial Corp. 1993 Stock Option Plan for Outside Directors, amended and restated effective as of January 23, 1997 (5)

          10.20 T R Financial Corp. Employee Stock Ownership Plan, as amended and restated (3)

          10.21 First and Second Amendments to the T R Financial Corp. Employee Stock Ownership Plan (3)

          10.22 T R Financial Corp. Employee Stock Ownership Trust Loan and Security Agreement, Promissory Note and Security Agreement Re Instruments of Negotiable Documents to be Deposited (7)

          10.23 Trust Agreement for the T R Financial Corp. Employee Stock Ownership Plan (7)

          10.24 Successor Trustee Agreement between State Street Bank & Trust Company and T R Financial Corp. for the T R Financial Corp. Employee Stock Ownership Plan (2)

          10.25 Supplemental Executive Retirement Plan of Roosevelt Savings Bank, as amended and restated as of March 16, 1993 (7)

          10.26 First Amendment to the Supplemental Executive Retirement Plan of Roosevelt Savings Bank, as amended and restated (3)

          10.27 Roosevelt Savings Bank Salary Reduction Plan in RSI Retirement Trust, as amended and restated effective January 1, 1987, including Amendments Number One, Two, Three and Four (9)

          10.28 Trust Agreement between Roosevelt Savings Bank and Marine Midland Bank, N.A. (for the Roosevelt Savings Bank Salary Reduction Plan in RSI Retirement Trust) (7)

          11.1   Statement re: Computation of per share earnings (10)

          13.1   1997 Annual Report to Stockholders

          21.1   Subsidiaries of the Registrant

          23.1   Consent of KPMG Peat Marwick LLP

          27.1   Financial Data Schedule (EDGAR filing only)

          27.2   Restated Financial Data Schedule (EDGAR Filing only)

          99.1   Proxy Statement for the 1998 Annual Meeting of Stockholders

------------------

(1) Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement on Form S-1, filed on March 5, 1993, Registration No. 33-59174.

(2) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for fiscal year 1994.

(3) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for fiscal year 1995.

(4) Incorporated herein by reference to Exhibit 2 to the Registrant's Registration Statement on Form 8-A, filed on July 19, 1994, Registration No. 0-21386.

(5) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for fiscal year 1996.

(6) Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement on Form S-1, filed on March 5, 1993, Registration No. 33-59174, except for Maureen E. Clancy, which is incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for fiscal year 1993.

(7) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for fiscal year 1993.

(8) Incorporated herein by reference to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders.

(9) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for fiscal year 1993, except for Amendment Number Four, which is incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for fiscal year 1994

(10) The computation of per share earnings appears on pages 27 and 34 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997.

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         T R FINANCIAL CORP.



Dated: March 30, 1998                    BY:/s/ John M. Tsimbinos
                                            ----------------------------------
                                                John M. Tsimbinos,
                                                Chairman of the Board,
                                                Chief Executive Officer
                                                and Director




                                         BY:/s/ Dennis E. Henchy
                                            ----------------------------------
                                                Dennis E. Henchy,
                                                Executive Vice President
                                                and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                         Title                          Date

/s/ John M. Tsimbinos             Chairman of the Board,         March 30, 1998
---------------------------       Chief Executive Officer
John M. Tsimbinos                 and Director

/s/ A. Gordon Nutt                President, Chief               March 30, 1998
---------------------------       Administrative
A. Gordon Nutt                    Officer and Director           March 30, 1998

/s/ Maureen E. Clancy             Director                       March 30, 1998
---------------------------
Maureen E. Clancy

/s/ Robert F. Eisen, Sr.          Director                       March 30, 1998
---------------------------
Robert F. Eisen, Sr.

/s/ Michael P. Galgano            Director                       March 30, 1998
---------------------------
Michael P. Galgano

/s/ Leonard Genovese              Director                       March 30, 1998
---------------------------
Leonard Genovese

/s/ Edward J. Kowatch             Director                       March 30, 1998
---------------------------
Edward J. Kowatch

/s/ Ernest L. Loser               Director                       March 30, 1998
---------------------------
Ernest L. Loser

/s/ John C. Mesloh                Director                       March 30, 1998
---------------------------
John C. Mesloh

/s/ James E. Orr, Jr.             Director                       March 30, 1998
---------------------------
James E. Orr, Jr.

/s/ Spiros J. Voutsinas           Director                       March 30, 1998
---------------------------
Spiros J. Voutsinas