Form 10-Q
period 1998-03-31
TR FINANCIAL CORP
filed 1998-05-14
CIK 898447

As filed with the Securities and Exchange Commission on May 14, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _______________

         Commission File Number: 0-21386

                               T R FINANCIAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                                 11-3154382
(STATE OR OTHER JURISDICTION                                  (I.R.S. EMPLOYER
EMPLOYER OF INCORPORATION                                     IDENTIFICATION NO.
OR ORGANIZATION)


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

         As of May 8, 1998, there were 17,527,575 shares of the Registrant's common stock outstanding.

                                    FORM 10-Q
                               T R FINANCIAL CORP.
                                      INDEX

                                                                          Page
PART I -- FINANCIAL INFORMATION                                           Number
-------------------------------                                           ------

Item 1.   Financial Statements -- Unaudited

          Consolidated Statements of Financial Condition at
           March 31, 1998 and December 31, 1997                           3

          Consolidated Statements of Income for the three
           months ended March 31, 1998 and 1997                           4

          Consolidated Statement of Changes in Stockholders' Equity for
           the three months ended March 31, 1998                          5

          Consolidated Statements of Cash Flows for the three
           months ended March 31, 1998 and 1997                           6

          Notes to Unaudited Consolidated Financial Statements            7-11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             11-16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk      16

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings                                               17

Item 2.    Changes in Securities                                           17

Item 3.    Defaults Upon Senior Securities                                 17

Item 4.    Submission of Matters to a Vote of Security Holders             17-18

Item 5.    Other Information                                               18

Item 6.    Exhibits and Reports on Form 8-K                                18

Signature Page                                                             19

================================================================================

Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

================================================================================

PART I -- FINANCIAL INFORMATION
--------------------------------

ITEM 1.   FINANCIAL STATEMENTS -- UNAUDITED
          ---------------------------------

                                              T R FINANCIAL CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                          March 31,      December 31,
                                                                                            1998             1997
                                                                                            ----             ----
                                                                                        (unaudited)
ASSETS
------
Cash and cash equivalents.......................................................           $21,229         $18,307
Securities available for sale:
Bonds and equities..............................................................           313,221         308,569
Mortgage-backed securities......................................................           197,871         168,096
                                                                                         ---------      ----------
Total securities available for sale                                                        511,092         476,665
                                                                                         ---------      ----------
Securities held to maturity, net (estimated fair value of $1,280,394 and
   $1,245,735 at March 31, 1998 and December 31, 1997, respectively):
         Bonds..................................................................            34,513          42,092
         Mortgage-backed securities.............................................         1,224,973       1,177,208
                                                                                        ----------       ---------
         Total securities held to maturity, net.................................         1,259,486       1,219,300
                                                                                        ----------       ---------
Loans receivable................................................................         2,147,507       2,062,896

Allowance for possible loan losses..............................................          (14,904)        (14,917)
                                                                                        ----------      ---------
  Loans receivable, net.........................................................         2,132,603       2,047,979
                                                                                        ----------      ----------
Other real estate owned, net....................................................             1,656           1,040
Banking house and equipment, net................................................            13,218          13,642
Accrued interest receivable.....................................................            24,293          24,338
Federal Home Loan Bank (FHLB) stock, at cost....................................            33,954          33,390
Deferred tax asset, net.........................................................             2,009           2,034
Other assets....................................................................             6,155           6,361
                                                                                        ----------      ----------
  Total assets..................................................................        $4,005,695      $3,843,056
                                                                                        ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Due to depositors...............................................................        $2,133,760      $2,202,353
Securities sold under agreements to repurchase..................................           972,000         807,000
FHLB borrowings.................................................................           553,578         491,578
Mortgagors' escrow deposits.....................................................            31,845          21,784
Accounts payable and accrued expenses...........................................            19,140          19,526
Official checks outstanding.....................................................            15,730          27,989
Accrued taxes payable...........................................................             4,395          15,620
Other liabilities...............................................................            28,952          16,235
                                                                                       -----------       ---------
  Total liabilities.............................................................         3,759,400       3,602,085
                                                                                       -----------       ---------

Commitments and contingencies...................................................                --              --
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued.....                --              --
  Common stock, $.01 par value, 30,000,000 shares authorized; 22,724,000 shares issued; 17,530,381 shares and 17,598,029 shares outstanding at March
  31,1998 and December 31, 1997, respectively...................................               227             227
  Additional paid-in-capital....................................................           113,425         110,962
  Retained earnings.............................................................           189,901         183,065
  Accumulated other comprehensive income:
      Net unrealized appreciation in certain securities, net of tax.............             5,090           5,057
  Less:
     Unallocated common stock held by Employee Stock Ownership Plan (ESOP)                  (4,358)         (4,604)
     Unearned common stock held by Bank's Recognition and Retention
      Plan and Trust (RRP)......................................................               (78)           (103)
     Common stock held by Bank's Supplemental Executive Retirement Plan and
      Trust (SERP), at cost (106,748 shares and 106,103 shares at March
      31, 1998 and December 31, 1997, respectively).............................            (1,246)         (1,225)
     Treasury stock, at cost (5,193,619 shares and 5,125,971 shares at
      March 31, 1998 and December 31, 1997, respectively).......................           (56,666)        (52,408)
                                                                                        ----------      -----------
           Total stockholders' equity...........................................           246,295         240,971
                                                                                        ----------      -----------
  Total liabilities and stockholders' equity                                            $4,005,695      $3,843,056
                                                                                        ==========      ==========

                           See accompanying notes to unaudited consolidated financial statements.

                      T R FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              For the
                                                        three months ended
                                                             March 31,
                                                        ------------------
                                                        1998          1997
                                                        ----          ----
Interest income:
  Mortgage loans                                      $36,894        $30,466
  Mortgage-backed securities                           25,089         20,331
  Bonds, equities and other investments                 5,348          6,538
  Other loans                                           2,041          2,122
                                                        -----          -----
    Total interest income                              69,372         59,457
                                                       ------         ------
Interest expense:
  Deposits                                             24,091         27,884
  Borrowed funds                                       20,217          9,558
                                                       ------         ------
    Total interest expense                             44,308         37,442
                                                       ------         ------
Net interest income                                    25,064         22,015
Provision for possible loan losses                        250            350
                                                          ---            ---
Net interest income after provision
  for possible loan losses                             24,814         21,665
                                                       ------         ------
Non-interest income:
  Loan fees and other charges, net                      1,459          1,450
  Net gain on sales of securities                       1,604            966
  Gain on sales of whole loans                            267            131
  Other income                                            247            433
                                                          ---            ---
    Total non-interest income                           3,577          2,980
                                                        -----          -----
Non-interest expense:
  Salaries and employee benefits                        8,043          6,766
  Occupancy and equipment expense                       1,250          1,365
  Marketing expense                                       630            650
  Other real estate owned expense                          56             77
  FDIC assessment                                          77             74
  Other operating expense                               2,118          2,496
                                                        -----          -----
    Total non-interest expense                         12,174         11,428
                                                       ------         ------
Income before provision for income
   taxes                                               16,217         13,217
                                                       ------         ------
Provision for income taxes                              6,484          5,453
                                                        -----          -----
Net income                                            $ 9,733        $ 7,764
                                                      =======        =======
Basic earnings per share                              $  0.59        $  0.47
                                                      =======        =======
Diluted earnings per share                            $  0.56        $  0.44
                                                      =======        =======

     See accompanying notes to unaudited consolidated financial statements.

                                                T R FINANCIAL CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)

                                                                                                              Common Stock
                                                                                                             Held by RRP as
                                                                                               Accumulated   Unearned, Held
                                                           Common       Additional                Other        by ESOP as   Treasury
                                                            Stock        Paid-in    Retained  Comprehensive Unallocated and  Stock,
(in thousands, except per share amount)      Total    (Par Value $0.01)  Capital    Earnings     Income       Held by SERP   at cost
                                             -----    -----------------  -------    --------     ------       ------------   -------
Balance at December  31, 1997...............$240,971         $ 227       $110,962   $183,065     $5,057        ($5,932)    ($52,408)
Comprehensive income:
   Net income...............................   9,733            --             --      9,733         --             --           --
   Other comprehensive income, net
     of tax
   Net unrealized appreciation
     on certain securities, net of
     reclassification adjustment............      33            --             --         --         33             --           --
                                                  --
Comprehensive income(1).....................   9,766            --             --         --         --             --           --
                                               -----
Cash dividends declared on common stock
  ($0.17 per share).........................  (2,808)           --             --     (2,808)        --             --           --
Reissuance of treasury stock................     538            --             --        (89)        --             --          627
Benefit plan adjustments, including tax
 benefits...................................   2,688            --          2,442         --         --            246          --
RRP amortization............................      25            --             --         --         --             25          --
Common stock acquired at cost...............  (4,885)           --             21         --         --            (21)      (4,885)
                                             --------        -----       --------   --------    -------        -------     ---------
Balance at March 31, 1998................... $246,295        $ 227       $113,425   $189,901    $ 5,090        ($5,682)    ($56,666)
                                             ========        =====       ========   ========    =======        ========    =========

(1)  Comprehensive income for three months ended March 31, 1997 was $6,087.


See accompanying notes to unaudited consolidated financial statements.

              T R FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                                                    For the three months ended March 31,
                                                                                             1998                 1997
                                                                                             ----                 ----
                                                                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................        $    9,733           $    7,764
  Adjustments to reconcile net income to net cash provided (used)
    by operating activities:
    Provision for possible loan losses..........................................               250                  350
    Depreciation of banking house and equipment.................................               521                  504
    Net gain on sales of securities available for sale..........................            (1,604)                (962)
    Gain on sales of whole loans................................................              (267)                (131)
    Net gain on sale of other real estate owned.................................               (19)                (277)
    Amortization of net deferred loan origination costs.........................               466                   92
    Amortization of premiums in excess of accretion of discounts................             1,654                  330
    Income taxes deferred and tax benefits attributable to stock plans..........               809                  278
    Amortization relating to allocation and earned portions of stock plans......             1,904                1,046
  Increase/decrease in:
    Accrued interest receivable.................................................                45                   22
    Accounts payable and accrued expenses.......................................              (386)                 754
    Official checks outstanding.................................................           (12,259)             (10,355)
    Other assets................................................................               206                3,490
    Accrued taxes payable.......................................................           (11,225)                1,851
    Other liabilities...........................................................            12,717                (3,329)
                                                                                            ------              -------
       Net cash provided by operating activities................................             2,545                1,427
                                                                                             -----                -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for the purchase of:
    Securities held to maturity and FHLB Capital Stock..........................          (144,249)             (82,323)
    Securities available for sale...............................................           (86,199)             (82,010)
    Banking house and equipment.................................................               (97)              (1,478)
  Proceeds from:
    Redemption of FHLB Capital Stock and calls of securities....................            18,757                4,095
    Sales of securities available for sale......................................            27,399               21,726
    Repayments on securities....................................................           109,123               41,857
    Sales of whole loans........................................................             8,942                7,790
    Principal collected on real estate loans....................................            67,693               54,766
    Sales of other real estate owned............................................                79                1,159
    Principal collected on other loans..........................................            16,468                8,346
  Real estate loans originated and purchased....................................          (160,585)            (110,275)
  Other loans originated and purchased..........................................           (18,267)             (13,868)
                                                                                           -------              -------
      Net cash used in investing activities.....................................          (160,936)            (150,215)
                                                                                          --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Interest credited to deposits.................................................            19,028               22,172
  Net (withdrawals) deposits in savings accounts, certificate of deposit
    accounts, money market accounts and checking accounts.......................           (87,621)              37,734
  Net proceeds from exercise of stock options...................................               538                  326
  Net deposits to escrow accounts...............................................            10,061                9,216
  Net (repayments of) proceeds from short-term borrowed funds...................            55,000               (7,185)
  Repayments of long-term borrowed funds........................................           (33,000)             (22,400)
  Proceeds from long-term borrowed funds........................................           205,000              110,478
  Purchase of treasury stock....................................................            (4,885)                (175)
  Cash dividends paid...........................................................            (2,808)              (1,799)
                                                                                            ------               ------
     Net cash provided by financing activities..................................           161,313              148,367
                                                                                           -------              -------
  Net increase (decrease) in cash and cash equivalents..........................             2,922                 (421)
  Cash and cash equivalents at beginning of period..............................            18,307               18,128
                                                                                            ------               ------
  Cash and cash equivalents at end of period....................................        $   21,229           $   17,707
                                                                                        ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes....................................................        $    2,176           $      434
                                                                                         ==========           ==========
  Cash paid for interest on deposits and borrowed funds.........................        $   23,172            $  13,732
                                                                                        ==========            =========
  Non-cash investing activities:
    Additions to other real estate owned, net...................................           $   676            $     508
                                                                                           =======            =========

     See accompanying notes to unaudited consolidated financial statements.

                      T R FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of T R Financial Corp. ("T R Financial"), its direct wholly owned subsidiary, Roosevelt Savings Bank (the "Bank"), and the subsidiaries of the Bank (collectively, the "Company").

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

         These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1997.

         On April 15, 1997, the Board of Directors announced a stock split in the form of a 100% stock dividend to stockholders of record at the close of business on May 1, 1997. As a result, all share and per share amounts contained in these unaudited consolidated financial statements have been restated to give effect to the 100% stock dividend. The new shares were distributed on May 14, 1997.

2.       DEBT AND EQUITY SECURITIES

         The following tables set forth certain information regarding amortized cost, estimated fair values and gross unrealized gains and losses on debt and equity securities of the Company at March 31, 1998.

                                               Amortized       Estimated           Gross Unrealized
                                                 Cost          Fair Value        Gains          Losses
                                                 ----          ----------        -----          ------
                                                                     (in thousands)
Available for Sale:
 Bonds and equities:
   United States Government
   obligations...........................    $  209,406       $ 211,097       $  1,792        $  (101)
 Federal agency obligations..............        66,233          65,938              8           (303)
 Industrial, financial corporation
   and other bonds.......................         1,023           1,043             20             --
 Common and preferred stocks.............        26,710          35,143          8,443            (10)
                                                -------         -------         ------           ----
  Total bonds and equities...............       303,372         313,221         10,263           (414)
                                                -------         -------         ------           ----
 Mortgage-backed securities:
  FNMA, net..............................         6,413           6,536            123             --
  GNMA, net..............................       185,992         186,995          1,181           (178)
  FHLMC, net.............................         4,346           4,340              6            (12)
                                                ------           -------        ------           ----
   Total mortgage-backed securities......       196,751          197,871         1,310           (190)
                                                -------          -------         -----           ----
     Total available for sale............    $  500,123       $  511,092      $ 11,573        $  (604)
                                                =======          =======        ======           ====

Held to Maturity, Net:
  Bonds:
   Federal agency obligations............    $    1,000       $    1,000      $     --        $    --
   Public utility bonds..................           801              776            --            (25)
   Municipal bonds.......................         5,838            6,025           187             --
   Industrial and financial
   corporation bonds.....................        26,874           26,799            58            (133)
                                                 ------           ------            --            ----
    Total bonds..........................        34,513           34,600           245            (158)
                                                 ------           ------           ---            ----
  Mortgage-backed securities:
   FNMA, net.............................        82,175           82,283           508            (400)
   GNMA, net.............................     1,057,186        1,075,033        18,713            (866)
   FHLMC, net (1)........................        82,702           85,437         2,735              --
   CMOs, net (1).........................         2,910            3,041           132              (1)
                                              ---------        ---------        ------          ------
   Total mortgage-backed securities......     1,224,973        1,245,794        22,088          (1,267)
                                              ---------        ---------        ------          ------
     Total held to maturity, net.........    $1,259,486       $1,280,394      $ 22,333        $ (1,425)
                                             ==========       ==========        ======          ======

(1) Includes securities which were transferred on March 31, 1995 from available for sale to held to maturity. As of March 31, 1998 the amortized cost of these securities was reduced by $2,038,000 of gross unrealized losses existing as of March 31, 1995, adjusted for subsequent accretion.

3.       EMPLOYEE STOCK OWNERSHIP PLAN

         The Company recognizes compensation expense attributable to its employee stock ownership plan ("ESOP") ratably over the year based upon the estimated number of shares of T R Financial common stock to be allocated by the ESOP to participant accounts each December 31st. The amount of compensation expense recorded is equal to the estimate of shares to be allocated by the ESOP multiplied by the average fair value of the underlying shares during the period. The compensation expense attributable to the ESOP was $1,867,000 and $1,017,000, respectively, for the three months ended March 31, 1998 and 1997. The average quoted price of the underlying shares for the three months ended March 31, 1998 and 1997 was $34.18 per share and $17.51 per share, respectively.

4.       EARNINGS PER SHARE

         Earnings per share is computed in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which became effective for the Company as of December 31, 1997. As required by the statement, earnings per share for all prior periods presented have been restated. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Such shares exclude the weighted average number of unallocated shares of Company common stock held the ESOP. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised, converted into common stock or otherwise resulted in the issuance of common stock.

         The following table is a reconciliation of basic and diluted earnings per share as required under SFAS No. 128.

                                                                                       Average
                                                                        Income         Shares      Per Share Amount
                                                                        ------         ------      ----------------
FOR THE THREE MONTHS ENDED MARCH 31, 1998:
Net income (all available to common shareholders)................    $9,733,000
                                                                     ==========
Weighted average number of shares of
  common stock outstanding (1)...................................                    16,553,799
Basic earnings per share.........................................                                       $0.59
                                                                                                        =====
Effect of other potentially dilutive securities:
  Stock options..................................................                       908,260
                                                                                        -------
Total weighted average of securities:............................                    17,462,059
                                                                                     ==========
Diluted earning per share........................................                                       $0.56
                                                                                                        =====
FOR THE THREE MONTHS ENDED MARCH 31, 1997:
Net income (all available to common stockholders)................    $7,764,000
                                                                     ==========
Weighted average number of shares of
common stock outstanding (1).....................................                    16,376,407
Basic earnings per share.........................................                                       $0.47
                                                                                                        =====
Effect of other potentially dilutive securities:
  Stock options..................................................                     1,193,348
                                                                                     ----------
Total weighted average of securities.............................                    17,569,755
                                                                                     ==========
Diluted earnings per share                                                                              $0.44
                                                                                                        =====

(1) Excludes 994,122 shares and 1,226,534 shares of unallocated shares of Company common stock held by the ESOP at March 31, 1998 and 1997, respectively.

5.       CONTINGENCIES

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

6.       STOCKHOLDERS' EQUITY

         During the three months ended March 31, 1998, a total of 165,000 shares of T R Financial common stock were repurchased by the Company at an aggregate cost of $4,885,000. On January 23, 1998, the Board of Directors declared a cash dividend on the Company's outstanding common stock of $0.17 per share to stockholders of record on February 12, 1998. This dividend aggregated $2,808,000 and was paid on March 2, 1998.

7.       REGULATORY CAPITAL

         The following table sets forth the Bank's and the Company's amounts and ratios for required and actual regulatory capital requirements at March 31, 1998.

                                                         Bank                            Company
                                          ---------------------------------  ----------------------------------
                                            Total       Tier 1    Tier 1        Total     Tier 1      Tier 1
                                          Risk-Based  Risk-Based  Leverage    Risk-Based  Risk-Based  Leverage
                                           Capital     Capital     Capital     Capital     Capital     Capital
                                           -------     -------     -------     -------     -------     -------
                                                                  (dollars in thousands)
At March 31, 1998
Actual:
   Amount.............................     $247,021    $232,117    $232,117    $256,214    $241,310    $241,310
   Ratio..............................       17.92%      16.84%       5.93%      18.64%      17.56%        6.14%
Minimum requirement for
capital adequacy purposes:
   Amount.............................     $110,290    $ 55,145    $117,431    $109,943    $ 54,971    $118,000
   Ratio..............................        8.00%       4.00%       3.00%       8.00%       4.00%        3.00%
To be "well-capitalized" under prompt
corrective action provisions (1):
   Amount.............................     $137,863    $ 82,718    $195,718          --          --          --
   Ratio..............................       10.00%       6.00%       5.00%          --          --          --


(1) Such amounts are not applicable to the Company.


8.       RECENT DEVELOPMENTS

         On April 21, 1998, the Board of Directors declared a cash dividend on the Company's outstanding common stock of $0.18 per share to stockholders of record on May 14, 1998. The dividend is payable on June 1, 1998.

9.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way public business enterprises, including the Company, are to report information about operating segments in annual reporting and selected information about operating segments in interim reporting. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and amends SFAS No. 94, "Consolidation of All Majority Owned Subsidiaries" to remove special disclosure requirements for previously unconsolidated subsidiaries. SFAS No. 131 is effective for the Company for annual reporting periods beginning after December 15, 1997 and requires interim periods to be presented in the second year of application. The interim periods, however, must be presented in comparative form unless it is impracticable to do so. SFAS No. 131 is limited to additional disclosure and, accordingly, the adoption of this statement will not have an impact on the Company's financial condition or results of operations.

10.      PROVISION FOR INCOME TAXES

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

FINANCIAL CONDITION

         Total assets increased $162.6 million, or 4.2%, to $4.01 billion at March 31, 1998 from $3.84 billion at December 31, 1997, primarily as a result of management's continued strategy to leverage its capital position through asset growth. This growth was funded primarily by increased borrowings from securities sold under agreements to repurchase ("securities repurchase agreements") and from Federal Home Loan Bank of New York ("FHLB") borrowings.

         Of the increase in total assets, $84.6 million was attributable to an increase in loans receivable, net, due primarily to the origination and purchase of residential real estate loans. Securities available for sale increased $34.4 million, or 7.2%, to $511.1 million at March 31, 1998 from $476.7 million at December 31, 1997, due principally to purchases of such securities totaling $86.2 million during the three months ended March 31, 1998. Such purchases were partially offset by sales of securities totaling $25.8 million and repayments of mortgage-backed securities. Securities held to maturity, net, increased $40.2 million, or 3.3%, to $1.26 billion at March 31, 1998 from $1.22 billion at December 31, 1997. These changes in securities portfolios reflect the effects of securities purchases, securities repayments and maturities and, in the case of the available for sale securities portfolio, also reflects the effects of securities sales and changes in the estimated fair values of the portfolio. As of March 31, 1998, the available for sale portfolio had net unrealized appreciation of $11.0 million as compared to net unrealized appreciation at December 31, 1997 of $11.1 million.

         Total deposits decreased $68.6 million, or 3.1%, to $2.13 billion at March 31, 1998 from $2.20 billion at December 31, 1997. This decrease was attributable to the planned net outflow of certain higher cost customer deposits. Total borrowings, however, from securities repurchase agreements and from FHLB borrowings, increased $227.0 million, or 17.5%, to $1.53 billion at March 31, 1998 from $1.30 billion at December 31, 1997. In managing the Company's overall cost of funds and interest rate sensitivity, management is using borrowings to leverage asset growth and to supplement its deposit base. This strategy is intended to mitigate the repricing effect of maturing time deposit products and to reduce the Company's overall interest rate sensitivity.

         Stockholders' equity increased to $246.3 million at March 31, 1998, or 6.1% of total assets, as compared to $241.0 million at December 31, 1997, or 6.3% of total assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Investments in Certain Debt and Equity Securities," stockholders' equity at March 31, 1998 and December 31, 1997 includes net unrealized appreciation in certain securities, net of tax, of $5.1 million at both dates. In addition, during the three months ended March 31, 1998, the Company repurchased 165,000 shares of Company common stock at a total cost of $4.9 million for the period. See "Liquidity and Capital Resources."

         The Bank's leverage capital ratio decreased from 5.98% at December 31, 1997 to 5.93% at March 31, 1998 due to the increase in the Bank's quarterly average assets, which was partially offset by a $7.3 million increase in the Bank's Tier 1 leverage capital. The Bank's total risk-based capital ratio of 17.92% at March 31, 1998 represents a 12 basis point increase as compared to that ratio at December 31, 1997. These capital ratios are well in excess of Federal Deposit Insurance Corporation ("FDIC") capital requirements applicable to the Bank. See "Liquidity and Capital Resources -- Regulatory Capital Position" and Note 7 to Notes to Unaudited Consolidated Financial Statements.

         Non-performing assets increased $2.8 million to $17.6 million at March 31, 1998, from $14.8 million at December 31, 1997 and the ratio of these assets to total assets increased to 0.44% at March 31, 1998 from 0.38% at December 31, 1997. Other real estate owned, net, increased $616 thousand to $1.7 million at March 31, 1998 from $1.0 million at December 31, 1997. Non-performing loans, the largest component of non-performing assets, increased to $15.9 million at March 31, 1998 as compared to $13.7 million at December 31, 1997 due primarily to a $2.2 million increase in FHA government insured residential mortgage loans which are 90 days or more delinquent. The ratio of non-performing loans to total loans at March 31, 1998 is 0.74% as compared to 0.67% at December 31, 1997.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

         The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three months ended March 31, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily balances. Average balances and yields include non-accrual loans.

                                                                     THREE MONTHS ENDED MARCH 31,
                                       ---------------------------------------------------------------------------------------------
                                                          1998                                             1997
                                       -------------------------------------------  ------------------------------------------------

                                                                         Average                                         Average
                                        Average                           Yield/         Average                          Yield/
                                        Balance         Interest           Cost          Balance          Interest         Cost
                                        -------         --------           ----          -------          --------         ----
                                                                             (dollars in thousands)
ASSETS
Earning Assets:
  Mortgage Loans, Net                $ 1,972,746        $ 36,894           7.48%      $ 1,622,825         $ 30,466         7.51%
  Other Loans                            106,928           2,041           7.64           109,818            2,122         7.73
  Mortgage-Backed Securities           1,404,072          25,089           7.15         1,078,998           20,331         7.54
  Short-Term Securities                    2,004              29           5.79                41                1         5.66
  Other Securities                       363,316           5,319           5.86           444,895            6,537         5.88
                                     -----------        --------                      -----------         --------         ----

Total Earning Assets                   3,849,066          69,372           7.21         3,256,577           59,457         7.30
                                                        --------                                          --------

Non-Earning Assets                        78,351                                           69,678
                                     -----------                                      ----------

Total Assets                         $ 3,927,417                                      $ 3,326,255
                                     ===========                                      ============

LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest-Bearing Liabilities:
Deposits:
  Passbook Accounts                      612,873        $  4,003           2.61%      $   619,470          $ 4,495         2.90%
  Now Accounts                            10,820              66           2.44             8,640               60         2.78
  Money Market Accounts                   80,844             518           2.56            75,907              521         2.75
  Certificate of Deposit Accounts      1,421,361          19,504           5.49         1,634,767           22,808         5.58
                                     -----------        --------                      -----------          -------         ----
Total Interest-Bearing Deposits        2,125,898          24,091           4.53         2,338,784           27,884         4.77
Borrowings                             1,419,134          20,217           5.70           673,444            9,558         5.68
                                     -----------        --------                      -----------          -------

Total Interest-Bearing Liabilities     3,545,032          44,308           5.00         3,012,228           37,442         4.97
                                                        --------                                           -------
Other Liabilities                        139,750                                          108,018
                                     -----------                                      -----------

  Total Liabilities                    3,684,782                                        3,120,246
Stockholders' Equity                     242,635                                          206,009
                                     -----------                                      -----------

Total Liabilities and Stockholders'
  Equity                             $ 3,927,417                                      $ 3,326,255
                                     ===========                                      ===========
Net Interest Income/Interest Rate
  Spread                                                $ 25,064           2.21%                          $ 22,015         2.33%
                                                        ========           =====                          ========         ====
Net Earning Assets/Net Interest
  Margin                             $   304,034                           2.60%      $   244,349                          2.70%
                                     ===========                           =====      ===========                          ====
Ratio of Earning Assets to
  Interest-Bearing Liabilities                                             1.09%                                           1.08%
                                                                           =====                                           ====

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
1997

         GENERAL. The Company's net income for the three months ended March 31, 1998 increased $2.0 million to $9.7 million from $7.8 million for the same period in 1997.

         INTEREST INCOME. Interest income increased by $9.9 million, or 16.7%, to $69.4 million for the three months ended March 31, 1998, from $59.5 million for the same period in 1997, due to a $592.5 million increase in the average balance of earning assets to $3.85 billion for the three months ended March 31, 1998, from $3.26 billion for the same period in 1997, reflecting the Company's strategy to leverage its capital position through asset growth. This increase was primarily attributable to growth in the average balance of mortgage loans of $349.9 million, net, and growth in the average balance of mortgage-backed securities of $325.1 million. In addition, the average balance of short-term securities increased $2.0 million, the average balance of other loans decreased $2.9 million and the average balance of other securities decreased $81.6 million. The average yield on earning assets decreased to 7.21% for the three months ended March 31, 1998 from 7.30% for the same period in 1997, due primarily to the effects that the current interest rate environment has had on increasing prepayments on higher yielding mortgage loans and mortgage-backed securities, on lowering the yields of new assets acquired and on the downward repricing of earning assets.

         INTEREST EXPENSE. Interest expense increased by $6.9 million, or 18.3%, to $44.3 million for the three months ended March 31, 1998, from $37.4 million for the same period in 1997, due primarily to a $745.7 million increase in average borrowings, and was partially offset by a $212.9 million decrease in average interest-bearing deposits and generally lower interest rates associated with deposits. For the three months ended March 31, 1998 as compared to the same period in 1997, the average rate paid on interest-bearing deposits decreased 24 basis points while the average rate paid on borrowings increased 2 basis points. The average rate paid on interest-bearing liabilities increased to 5.00% for the three months ended March 31, 1998 from 4.97% for the same period in 1997. The average balance of interest-bearing liabilities increased $532.8 million for the three months ended March 31, 1998, to $3.55 billion from $3.01 billion for the same period in 1997.

         NET INTEREST INCOME. Net interest income increased $3.0 million, or 13.8%, to $25.1 million for the three months ended March 31, 1998, from $22.0 million for the same period in 1997. This increase is the result, in part, of a $592.5 million increase in the average balance of earning assets to $3.85 billion, offset by a $532.8 million increase in the average balance of interest-bearing liabilities to $3.55 billion for the three months ended March 31, 1998 as compared to the comparable prior year period. As a result of these increases and the yields and costs associated with the earning assets and interest-bearing liabilities, the net interest rate spread for the three months ended March 31, 1998 decreased to 2.21% from 2.33% for the same period in 1997.

         PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses decreased $100 thousand, or 28.6%, to $250 thousand for the three months ended March 31, 1998 from $350 thousand for the same period in 1997. The decrease reflects management's assessment of the loan portfolio, the Bank's historical charge-off experience, the level of the Bank's allowance for possible loan losses and management's assessment of the local economy and market conditions. For the three months ended March 31, 1998, net loan charge-offs were $263 thousand as compared to $19 thousand for the comparable prior year period. At March 31, 1998 and December 31, 1997, the allowance for possible loan losses amounted to $14.9 million and the ratio of such allowance to non-performing loans was 93.5% at March 31, 1998, as compared to 108.5% at December 31, 1997. This decline in the ratio of allowance for possible loan losses to non-performing loans is primarily attributable to a $2.2 million increase in FHA government insured residential mortgage loans which are 90 days or more delinquent. Generally the ultimate collection of such loans is achieved through FHA insurance claims and without substantial charge-offs to the allowance for possible loan losses. Although management believes its allowance for possible loan losses is adequate at March 31, 1998, if general economic conditions and real estate values deteriorate, the level of non-performing loans and charge-offs may increase and higher provisions for possible loan losses may be necessary, which would adversely affect future operating results.

         NON-INTEREST INCOME. Non-interest income increased $597 thousand to $3.6 million for the three months ended March 31, 1998 from $3.0 million for the same period in 1997. This increase was attributable to a $638 thousand increase in net gain on sales of securities and a $136 thousand increase in gain on sales of whole loans and was partially offset a $186 thousand decrease in other income. Other income for the three months ended March 31, 1997 included $277 thousand of gains relating to the disposition of foreclosed property, as compared to $19 thousand in the three month period ended March 31, 1998. The net gains on sales of securities totaled $1.6 million in the three months ended March 31, 1998 as compared to $966 thousand for the same period in 1997. The net gains for the three months ended March 31, 1998 resulted from sales of available for sale securities having an amortized cost of $25.8 million as compared to $20.8 million in the 1997 comparable period. For the three months ended March 31, 1998, the Company sold $22.0 million of bonds (as compared to $13.0 million in the same period in 1997) and $3.8 million of equities (as compared to $4.8 million in the same period in 1997) from its available for sale portfolio . These securities were sold during the three months ended March 31, 1998 at net gains of $41 thousand and $1.6 million, respectively (as compared to $26 thousand and $913 thousand, respectively, for the same period in 1997). In addition, the 1997 period included sales of mortgage-backed securities having an amortized cost of $3.9 million which resulted in a gain of $23 thousand.

         NON-INTEREST EXPENSE. Non-interest expense increased $746 thousand, or 6.5%, to $12.2 million for the three months ended March 31, 1998, from $11.4 million for the same period in 1997. Of this increase, salary and employee benefits expense increased $1.3 million, or 18.9%, due primarily to higher costs associated with certain stock-based compensation plans. Occupancy and equipment expense decreased $115 thousand to $1.3 million for the three months ended March 31, 1998, due primarily to lower building maintenance costs. Marketing expense decreased $20 thousand to $630 thousand for the three months ended March 31, 1998 as compared to the same period in 1997. Other real estate owned expense decreased $21 thousand to $56 thousand for the three months ended March 31, 1998 as compared to the same period in 1997. FDIC assessment expense was $77 thousand for the three month period ending March 31, 1998 as compared to $74 thousand for the same period in 1997. Federal Deposit Insurance Corporation ("FDIC") Bank Insurance Fund ("BIF") assessment rates for both periods were $0.013 per $100 of insured deposits. Other operating expense decreased $378 thousand, or 15.1%, for the three months ended March 31, 1998 as compared to the same period during 1997, due in part to lower loan origination costs, lower professional fees and generally lower levels of other operating expenses.

         PROVISION FOR INCOME TAXES. Provision for income taxes increased $1.0 million to $6.5 million for the three months ended March 31, 1998 as compared to $5.5 million during the same period in 1997. As a percentage of income before provision for income taxes, the provision for income taxes was 40.0% of pre-tax earnings for the three months ended March 31, 1998 as compared to 41.3% in the comparable 1997 period due to lower state and local income taxes. During the three months ended March 31, 1997, the provision for income taxes was reduced by $275 thousand as a result of a change in New York City tax legislation relating to bad debts.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. Following the completion of the Bank's conversion and T R Financial's stock offering in June 1993, T R Financial's principal business was that of its subsidiary, the Bank. T R Financial invested 50% of the net proceeds from the stock offering in the Bank and initially invested the remaining proceeds in short-term securities, corporate debt obligations, money market investments and mortgage-backed securities. The Bank can pay dividends to T R Financial, to the extent such payments are permitted by law or regulation, which serves as an additional source of liquidity. T R Financial's liquidity is available to, among other things, support future expansion of operations or diversification into other banking related businesses, to pay dividends to its stockholders or repurchase its common stock. During the three months ended March 31, 1998, T R Financial repurchased 165,000 shares of its common stock pursuant to its sixth stock repurchase program at a cost of $4.9 million. The sixth stock repurchase program was authorized by the Board of Directors on April 16, 1996 and covers the repurchase of up to 1,789,618 shares of common stock. As of March 31, 1998, a total of 782,000 shares had been repurchased pursuant to this program. On April 21, 1998, the Board of Directors declared a quarterly cash dividend of $0.18 per common share to stockholders of record on May 14, 1998. This dividend is payable on June 1, 1998.

         The Bank's primary sources of funds are deposits, FHLB borrowings, securities sold under agreements to repurchase and proceeds from principal and interest payments on loans, mortgage-backed securities and debt securities. Proceeds from the sales of securities available for sale and, to a lesser extent, loans are also sources of funding. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition.

         The primary investing activities of the Company are the origination or purchase of mortgage loans and the purchase of securities, including mortgage-backed securities. The Company's most liquid assets are cash and cash equivalents, short-term securities, securities available for sale and securities held to maturity with expected repayment within one year. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period.

         Liquidity management for the Company is both a daily and long-term component of the Company's management strategy. Excess funds are generally invested in short-term and intermediate-term securities. In the event that the Company seeks to raise funds beyond what it generates internally, additional sources of funds are available through the use of FHLB term advances and through the use of securities sold under agreements to repurchase. In addition, the Bank may access funds, if necessary, through a variety of other FHLB products including a $100 million overnight line of credit and a $100 million one-month borrowing facility from the FHLB.

         REGULATORY CAPITAL POSITION. The Bank is subject to minimum regulatory requirements imposed by the FDIC which vary according to the institution's capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3.0% of total assets plus an additional amount of at least 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of 8.0%. Although the minimum leverage capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") stipulates that an institution with less than a 4.0% leverage capital ratio is deemed to be an "undercapitalized" institution and results in the imposition of regulatory restrictions. The Bank's capital ratios qualify it to be deemed "well capitalized" under FDICIA. In addition, the Company's capital ratios exceed the minimum regulatory capital requirements imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC. See Note 7 to Unaudited Consolidated Financial Statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosure about market risk is presented at December 31, 1997 in Exhibit 13.1 to the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 1998. There have been no material changes in the Company's market risk at March 31, 1998 compared to December 31, 1997.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held on April 27, 1998, the following matters were voted upon, with the results of the voting on such matters indicated:

         1. Election of the following persons to serve a three-year term as directors of the Company:

                                        FOR                 WITHHELD

               A. Gordon Nutt       14,921,573              100,883

               Michael P. Galgano   14,921,672              100,784

               John C. Mesloh       14,924,672               97,784


               Broker Non-Votes:       None


         2. Ratification of the appointment of the firm of KPMG Peat Marwick LLP as independent auditors for the Company for the year ending December 31, 1998:

               For:             14,933,402

               Against:             32,574

               Abstain:             56,480


               Broker Non-Votes:      None

         3. Approval of the amendment to the Certificate of Incorporation of the Company to increase the number of shares of common stock that the Company is authorized to issue:

               For:             14,525,665

               Against:            398,707

               Abstain:             98,084


               Broker Non-Votes:      None


ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         27.1 Financial Data Schedule (submitted only with filing in electronic format)

         27.2 Restated Financial Data Schedule (submitted only with filing in electronic format)

         (b)  REPORTS ON FORM 8-K

              Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        T R FINANCIAL CORP.
                                        (Registrant)




Date: May 14, 1998                      By: /s/ John M. Tsimbinos
                                            -------------------------------
                                            John M. Tsimbinos
                                            Chairman of the Board and
                                              Chief Executive Officer






Date: May 14, 1998                      By: /s/ Dennis E. Henchy
                                            -----------------------------
                                            Dennis E. Henchy
                                            Executive Vice President
                                              and Chief Financial Officer

                                  EXHIBIT INDEX

27.1  Financial Data Schedule (submitted only with filing in electronic format)

27.2 Restated Financial Data Schedule (submitted only with filing in electronic format).