Form 10-Q
period 1998-06-30
TR FINANCIAL CORP
filed 1998-08-13
CIK 898447

As filed with the Securities and Exchange Commission on August 13, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from -------------- to --------------

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

                           Yes  /X/                    No     / /

         As of August 7, 1998, there were 17,628,300 shares of the Registrant's common stock outstanding.

                                    FORM 10-Q
                               T R FINANCIAL CORP.
                                      INDEX

                                                                                                           Page
PART I -- FINANCIAL INFORMATION                                                                           Number
-------------------------------                                                                           ------
Item 1.       Financial Statements -- Unaudited

              Consolidated Statements of Financial Condition at
               June 30, 1998 and December 31, 1997                                                          3

              Consolidated Statements of Income for the three
               and six months ended June 30, 1998 and 1997                                                  4

              Consolidated Statement of Changes in Stockholders' Equity for
               the six months ended June 30, 1998                                                           5

              Consolidated Statements of Cash Flows for the six
               months ended June 30, 1998 and 1997                                                          6

              Notes to Unaudited Consolidated Financial Statements                                          7-12

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                           12-20

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                    20

PART II -- OTHER INFORMATION
----------------------------

Item 1.       Legal Proceedings                                                                             21

Item 2.       Changes in Securities                                                                         21

Item 3.       Defaults Upon Senior Securities                                                               21

Item 4.       Submission of Matters to a Vote of Security Holders                                           21

Item 5.       Other Information                                                                             21

Item 6.       Exhibits and Reports on Form 8-K                                                              22

Signature Page                                                                                              23

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

================================================================================

PART I --  FINANCIAL INFORMATION
--------------------------------

ITEM 1.  FINANCIAL STATEMENTS -- UNAUDITED
         ---------------------------------

                      T R FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (in thousands, except share and per share amounts)


                                                                             June 30,      December 31,
                                                                               1998            1997
                                                                             --------      ------------
                                                                            (unaudited)
ASSETS
------
Cash and cash equivalents ..............................................   $    22,656    $    18,307
Securities available for sale:
         Bonds and equities ............................................       287,263        308,569
         Mortgage-backed securities ....................................       216,129        168,096
                                                                           -----------    -----------
         Total securities available for sale ...........................       503,392        476,665
                                                                           -----------    -----------
Securities held to maturity, net (estimated fair value of $1,274,343 and
   $1,245,735 at June 30, 1998 and December 31, 1997, respectively):

         Bonds .........................................................        33,392         42,092
         Mortgage-backed securities ....................................     1,225,460      1,177,208
                                                                           -----------    -----------
         Total securities held to maturity, net ........................     1,258,852      1,219,300
                                                                           -----------    -----------
Loans receivable .......................................................     2,256,021      2,062,896
Allowance for possible loan losses .....................................       (15,367)       (14,917)
                                                                           -----------    -----------
  Loans receivable, net ................................................     2,240,654      2,047,979
                                                                           -----------    -----------
Other real estate owned, net ...........................................         1,998          1,040
Banking house and equipment, net .......................................        12,899         13,642
Accrued interest receivable ............................................        25,583         24,338
Federal Home Loan Bank (FHLB) stock, at cost ...........................        40,029         33,390
Deferred tax asset, net ................................................         2,271          2,034
Other assets ...........................................................         7,466          6,361
                                                                           -----------    -----------
  Total assets .........................................................   $ 4,115,800    $ 3,843,056
                                                                           ===========    ===========

LIABILITIES and STOCKHOLDERS' EQUITY
------------------------------------
Due to depositors ......................................................   $ 2,118,339    $ 2,202,353
Securities sold under agreements to repurchase .........................     1,025,000        807,000
FHLB borrowings ........................................................       620,078        491,578
Mortgagors' escrow deposits ............................................        21,772         21,784
Accounts payable and accrued expenses ..................................        19,138         19,526
Official checks outstanding ............................................        17,334         27,989
Accrued taxes payable ..................................................        11,142         15,620
Other liabilities ......................................................        26,764         16,235
                                                                           -----------    -----------
  Total liabilities ....................................................     3,859,567      3,602,085
                                                                           -----------    -----------

Commitments and contingencies ..........................................          --             --
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued       --             --
  Common stock, $.01 par value, 60,000,000 shares authorized; 22,724,000 shares issued;  17,528,818 shares and 17,598,029 shares outstanding
      at June 30, 1998 and December 31, 1997, respectively .............           227            227
  Additional paid-in-capital ...........................................       116,800        110,962
  Retained earnings ....................................................       197,686        183,065
  Accumulated other comprehensive income:
      Net unrealized appreciation in certain securities, net of tax ....         4,743          5,057
  Less:

      Unallocated common stock held by Employee Stock Ownership Plan (ESOP)     (4,112)        (4,604)
      Unearned common stock held by Bank's Recognition and Retention
        Plan and Trust (RRP) ...........................................           (52)          (103)
      Common stock held by Bank's Supplemental Executive Retirement Plan and Trust (SERP), at cost (131,630 shares and 106,103 shares
        at June 30, 1998 and December 31, 1997, respectively) ..........        (2,097)        (1,225)
      Treasury stock, at cost (5,195,182 shares and 5,125,971 shares at
        June 30, 1998 and December 31, 1997, respectively) .............       (56,962)       (52,408)
                                                                           -----------    -----------
           Total stockholders' equity ..................................       256,233        240,971
                                                                           -----------    -----------
  Total liabilities and stockholders' equity ...........................   $ 4,115,800    $ 3,843,056
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


                                       T R FINANCIAL CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                    (UNAUDITED)






                                                                               For the                             For the
                                                                         three months ended                    six months ended
                                                                               June  30,                           June 30,
                                                                      --------------------------          --------------------------
                                                                        1998             1997               1998             1997
                                                                      --------          --------          --------          --------
Interest income:
  Mortgage loans ...........................................          $ 39,026          $ 32,176          $ 75,920          $ 62,642
  Mortgage-backed securities ...............................            25,513            21,432            50,602            41,763
  Bonds, equities and other investments ....................             5,511             7,433            10,859            13,971
  Other loans ..............................................             2,179             2,083             4,220             4,205
                                                                      --------          --------          --------          --------


    Total interest income ..................................            72,229            63,124           141,601           122,581
                                                                      --------          --------          --------          --------

Interest expense:
  Deposits .................................................            23,556            28,623            47,647            56,507
  Borrowed funds ...........................................            23,178            11,999            43,395            21,557
                                                                      --------          --------          --------          --------

    Total interest expense .................................            46,734            40,622            91,042            78,064
                                                                      --------          --------          --------          --------

Net interest income ........................................            25,495            22,502            50,559            44,517
Provision for possible loan losses .........................               250               200               500               550
                                                                      --------          --------          --------          --------

Net interest income after provision
  for possible loan losses .................................            25,245            22,302            50,059            43,967
                                                                      --------          --------          --------          --------

Non-interest income:
  Loan fees and other charges, net .........................             1,133             1,592             2,592             3,042
  Net gain on sales of securities ..........................             3,354             1,014             4,958             1,980
  Gain on sales of whole loans .............................                13                27               280               158
  Other income .............................................               180               353               427               786
                                                                      --------          --------          --------          --------

    Total non-interest income ..............................             4,680             2,986             8,257             5,966
                                                                      --------          --------          --------          --------

Non-interest expense:
  Salaries and employee benefits ...........................             8,317             6,921            16,360            13,687
  Occupancy and equipment expense ..........................             1,256             1,239             2,506             2,604
  Marketing expense ........................................               654               705             1,284             1,355
  Other real estate owned expense ..........................               126                56               182               133
  FDIC assessment ..........................................                72                77               149               151
  Other operating expense ..................................             1,499             2,502             3,617             4,998
                                                                      --------          --------          --------          --------

    Total non-interest expense .............................            11,924            11,500            24,098            22,928
                                                                      --------          --------          --------          --------


Income before provision for income taxes ...................            18,001            13,788            34,218            27,005


Provision for income taxes .................................             7,237             5,374            13,721            10,827
                                                                      --------          --------          --------          --------

Net income .................................................          $ 10,764          $  8,414          $ 20,497          $ 16,178
                                                                      ========          ========          ========          ========

Basic earnings per share ...................................          $   0.65          $   0.51          $   1.24          $   0.99
                                                                      ========          ========          ========          ========
Diluted earnings per share .................................          $   0.62          $   0.48          $   1.17          $   0.92
                                                                      ========          ========          ========          ========

     See accompanying notes to unaudited consolidated financial statements.

                      T R FINANCIAL CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)
                                   (unaudited)
                                                                                          Common         Additional
                                                                                           Stock           Paid-in        Retained
                                                                            Total     (Par Value $0.01)    Capital        Earnings
                                                                            -----     -----------------    -------        --------


Balance at December  31, 1997 ....................................       $ 240,971        $     227       $ 110,962       $ 183,065
                                                                         ---------
Comprehensive income:
   Net income ....................................................          20,497             --              --            20,497
     Other comprehensive income, net of tax:
       Net unrealized appreciation on certain
       securities, net of reclassification adjustment ............            (314)            --              --              --
                                                                              ----
Comprehensive income (1) .........................................          20,183             --              --              --
                                                                            ------
Cash dividends declared on common stock
  ($0.35 per share) ..............................................          (5,779)            --              --            (5,779)
Reissuance of treasury stock .....................................             584             --              --               (97)
Benefit plan adjustments, including tax benefits .................           5,458             --             4,966            --
RRP amortization .................................................              51             --              --              --

Common stock acquired at cost ....................................          (5,235)            --               872            --
                                                                         ---------        ---------       ---------       ---------

Balance at June 30, 1998 .........................................       $ 256,233        $     227       $ 116,800       $ 197,686
                                                                         =========        =========       =========       =========



                                                                       Common Stock
                                                                      Held by RRP as
                                                      Accumulated     Unearned, Held
                                                         Other          by ESOP as
                                                     Comprehensive   Unallocated and       Treasury
                                                        Income         Held by SERP     Stock, at cost
                                                        ------         ------------     --------------

Balance at December  31, 1997 ...................   $  5,057            $ (5,932)         $(52,408)
Comprehensive income:
   Net income ...................................       --                  --                --
     Other comprehensive income, net of tax:
       Net unrealized appreciation on certain
       securities, net of reclassification
       adjustment ...............................       (314)               --                --

Comprehensive income (1) ........................       --                  --                --
Cash dividends declared on common stock
  ($0.35 per share) .............................       --                  --
Reissuance of treasury stock ....................       --                  --                 681
Benefit plan adjustments, including tax benefits        --                   492              --
RRP amortization ................................       --                    51              --
Common stock acquired at cost ...................       --                  (872)           (5,235)
                                                    --------            --------          --------

Balance at June 30, 1998 ........................   $  4,743            $ (6,261)         $(56,962)
                                                    ========            ========          ========

(1)  Comprehensive income for the six months ended June 30, 1997 was $19,015.


     See accompanying notes to unaudited consolidated financial statements.



                                               T R FINANCIAL CORP. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)

                                                                                                   For the six months ended June 30,
                                                                                                       1998                1997
                                                                                                     ---------          ---------
                                                                                                            (in thousands)
Cash flows from operating activities:
  Net income .................................................................................       $  20,497          $  16,178
  Adjustments to reconcile net income to net cash provided (used)
    by operating activities:
    Provision for possible loan losses .......................................................             500                550
    Depreciation of banking house and equipment ..............................................           1,040              1,018
    Net gain on sales of securities available for sale .......................................          (4,958)            (1,973)
    Gain on sales of whole loans .............................................................            (280)              (158)
    Net gain on sale of other real estate owned ..............................................             (35)              (353)
    Amortization of net deferred loan origination costs ......................................           1,191                294
    Amortization of premiums in excess of accretion of discounts .............................           3,405                601
    Income taxes deferred and tax benefits attributable to stock plans .......................           1,425                416
    Amortization relating to allocation and earned portions of stock plans ...................           4,084              2,358
  Increase/decrease in:
    Accrued interest receivable ..............................................................          (1,245)            (2,261)
    Accounts payable and accrued expenses ....................................................            (388)             3,482
    Official checks outstanding ..............................................................         (10,655)            (5,058)
    Other assets .............................................................................          (1,105)             3,630
    Accrued taxes payable ....................................................................          (4,478)             3,216
    Other liabilities ........................................................................          10,529               (705)
                                                                                                     ---------          ---------
       Net cash provided by operating activities .............................................          19,527             21,235
                                                                                                     ---------          ---------
Cash flows from investing activities:
  Payments for the purchase of:
    Securities held to maturity and FHLB Capital Stock .......................................        (271,824)          (175,695)
    Securities available for sale ............................................................        (150,918)          (118,394)
    Banking house and equipment ..............................................................            (297)            (1,923)
  Proceeds from:
    Redemption of FHLB Capital Stock and calls of securities .................................          18,883             12,215
    Sales of securities available for sale ...................................................          81,327             70,982
    Repayments on securities .................................................................         250,616             79,470
    Sales of whole loans .....................................................................           8,942              9,837
    Principal collected on real estate loans .................................................         165,577             95,203
    Sales of other real estate owned .........................................................             134              3,666
    Principal collected on other loans .......................................................          36,071             19,476
  Real estate loans originated and purchased .................................................        (357,013)          (262,985)
  Other loans originated and purchased .......................................................         (48,720)           (20,371)
                                                                                                     ---------          ---------
      Net cash used in investing activities ..................................................        (267,222)          (288,519)
                                                                                                     ---------          ---------
Cash flows from financing activities:
  Interest credited to deposits ..............................................................          37,568             45,113
  Net (withdrawals) deposits in savings accounts, certificate of deposit
    accounts, money market accounts and checking accounts ....................................        (121,582)             8,517
  Net proceeds from exercise of stock options ................................................             584                409
  Net withdrawals to escrow accounts .........................................................             (12)              (614)
  Net (repayments of) proceeds from short-term borrowed funds ................................         100,000            (24,685)
  Repayments of long-term borrowed funds .....................................................         (38,500)           (43,950)
  Proceeds from long-term borrowed funds .....................................................         285,000            290,528
  Purchase of treasury stock .................................................................          (5,235)            (1,973)
  Cash dividends paid ........................................................................          (5,779)            (3,913)
                                                                                                     ---------          ---------
     Net cash provided by financing activities ...............................................         252,044            269,432
                                                                                                     ---------          ---------
  Net increase in cash and cash equivalents ..................................................           4,349              2,148
  Cash and cash equivalents at beginning of period ...........................................          18,307             18,128
                                                                                                     ---------          ---------
  Cash and cash equivalents at end of period .................................................       $  22,656          $  20,276
                                                                                                     =========          =========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes .................................................................       $   2,176          $     671
                                                                                                     =========          =========
  Cash paid for interest on deposits and borrowed funds ......................................       $  51,924          $  26,713
                                                                                                     =========          =========
  Non-cash investing activities:
    Additions to other real estate owned, net ................................................       $   1,057          $     866
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

         The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

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

2.       DEBT AND EQUITY SECURITIES

         The following tables set forth certain information regarding amortized cost, estimated fair values and gross unrealized gains and losses on debt and equity securities of the Company at June 30, 1998.

                                                                                                           Gross Unrealized
                                                                Amortized          Estimated               ----------------
                                                                   Cost            Fair Value          Gains                Losses
                                                                   ----            ----------          -----                ------
                                                                                           (in thousands)
Available for Sale:
  Bonds and equities:
     United States Government
        obligations ...................................         $  176,615         $  178,080         $    1,511         $      (46)
     Federal agency obligations .......................             72,645             72,563                 13                (95)
     Industrial, financial corporation
        and other bonds ...............................              3,011              3,069                 58               --
     Common and preferred stocks ......................             25,624             33,551              8,025                (98)
                                                                ----------         ----------         ----------         ----------
    Total bonds and equities ..........................            277,895            287,263              9,607               (239)
                                                                ----------         ----------         ----------         ----------
   Mortgage-backed securities:
     FNMA, net ........................................              1,586              1,604                 18               --
     GNMA, net ........................................            209,808            210,538                903               (173)
     FHLMC, net .......................................              3,977              3,987                 17                 (7)
                                                                ----------         ----------         ----------         ----------
   Total mortgage-backed securities ...................            215,371            216,129                938               (180)
                                                                ----------         ----------         ----------         ----------
      Total available for sale ........................         $  493,266         $  503,392         $   10,545         $     (419)
                                                                ==========         ==========         ==========         ==========

Held to Maturity, Net:
  Bonds:
    Federal agency obligations ........................         $    1,000         $    1,000         $     --           $     --
    Public utility bonds ..............................                800                779               --                  (21)
    Municipal bonds ...................................              5,824              6,006                182               --
    Industrial and financial
      corporation bonds ...............................             25,768             25,696                 41               (113)
                                                                ----------         ----------         ----------         ----------
      Total bonds .....................................             33,392             33,481                223               (134)
                                                                ----------         ----------         ----------         ----------
  Mortgage-backed securities:
    FNMA, net .........................................             77,132             77,529                584               (187)
    GNMA, net .........................................          1,068,761          1,080,933             13,535             (1,363)
    FHLMC, net (1) ....................................             76,656             79,358              2,702               --
    CMOs, net (1) .....................................              2,911              3,042                131               --
                                                                ----------         ----------         ----------         ----------
   Total mortgage-backed securities ...................          1,225,460          1,240,862             16,952             (1,550)
                                                                ----------         ----------         ----------         ----------
      Total held to maturity, net .....................         $1,258,852         $1,274,343         $   17,175         $   (1,684)
                                                                ==========         ==========         ==========         ==========


(1) Includes securities which were transferred on March 31, 1995 from available for sale to held to maturity. As of June 30, 1998 the amortized cost of these securities was reduced by $1,807,000 of gross unrealized losses existing as of March 31, 1995, adjusted for subsequent accretion.

3.   EMPLOYEE STOCK OWNERSHIP PLAN


     The Company recognizes compensation expense attributable to its employee stock ownership plan ("ESOP") ratably over the year based upon the estimated number of shares of T R Financial common stock to be allocated by the ESOP to participant accounts each December 31st. The amount of compensation expense recorded is equal to the estimate of shares to be allocated by the ESOP multiplied by the average fair value of the underlying shares during the period. The compensation expense attributable to the ESOP was $2,099,000 and $1,150,000, respectively, for the three months ended June 30, 1998 and 1997 and the average quoted price of the underlying shares was $38.42 per share and $19.79 per share, respectively, in each period. For the six months ended June 30, 1998 and 1997, such compensation expense and average quoted price of the underlying shares was $3,966,000 and $36.01 per share, respectively, in 1998 and $2,167,000 and $18.65 per share, respectively, in 1997.

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

     The following table is a reconciliation of basic and diluted earnings per share as required under SFAS No. 128.


                                                         1998                                   1997
                                            ---------------------------------      --------------------------------
                                                                       Per                                    Per
                                              Net          Average     Share        Net         Average      Share
                                            Income         Shares      Amount      Income       Shares       Amount
                                            ------         ------      ------      ------       ------       ------
For the three months ended June 30,:
------------------------------------
Net income (all available to
common stockholders)...................    $10,764,000                            $8,414,000
                                           ===========                            ==========
Weighted average number of shares of
   common stock outstanding (1)........                  16,586,886                           16,380,162
Basic earnings per share...............                                 $0.65                                $0.51
Effect of other potentially dilutive                                    =====                                =====
securities:
         Stock options.................                     857,585                            1,228,559
                                                            -------                            ---------
Total weighted average of securities:..                  17,444,471                           17,608,721
                                                         ==========                           ==========
Diluted earning per share..............                                 $0.62                                $0.48

For the six months ended June 30,:                                      =====                                =====
----------------------------------
Net income (all available to
common stockholders)...................  $20,497,000                           $16,178,000
                                          ===========                           ===========
Weighted average number of shares of
   common stock outstanding (2)........                  16,570,434                           16,378,295

Basic earnings per share...............                                 $1.24                                $0.99
Effect of other potentially dilutive                                    =====                                =====
securities:
         Stock options.................                    882,782                             1,207,824
                                                           =======                             ---------
Total weighted average of securities...                 17,453,216                            17,586,119
                                                        ==========                            ==========
Diluted earnings per share.............                                 $1.17                                $0.92
                                                                        =====                                =====


(1) Excludes average unallocated shares of Company common stock held by the ESOP at June 30, 1998 and June 30, 1997 of 941,679 and 1,168,909,
     respectively.

(2) Excludes average unallocated shares of Company common stock held by the ESOP at June 30, 1998 and June 30, 1997 of 968,618 and 1,197,562,
     respectively.

5.   CONTINGENCIES

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

6.   STOCKHOLDERS' EQUITY

     During the six months ended June 30, 1998, a total of 175,000 shares of T R Financial common stock were repurchased by the Company at an aggregate cost of $5,235,000. For the six months ended June 30, 1998, the Board of Directors declared cash dividends on the Company's outstanding common stock of $0.17 per common share and $0.18 per common share to stockholders of record on February 12, 1998 and May 14, 1998, respectively. These dividends aggregated $5,779,000 and were paid in March and June, 1998.

7.   REGULATORY CAPITAL

     The following table sets forth the Bank's and the Company's amounts and ratios for required and actual regulatory capital requirements at June 30, 1998.


                                                              Bank                                 Company
                                           -----------------------------------   ------------------------------------

                                             Total       Tier 1      Tier 1        Total       Tier 1       Tier 1
                                           Risk-Based  Risk-Based  Leverage      Risk-Based   Risk-Based  Leverage
                                            Capital     Capital     Capital        Capital     Capital     Capital
                                            -------     -------     -------        -------     -------     -------
                                                                    (dollars in thousands)
At June 30, 1998
Actual:
   Amount...............................    $258,718    $243,351    $243,351      $267,312     $251,945    $251,945
   Ratio................................      17.34%     16.31%      5.95%         17.96%       16.92%      6.14%
Minimum requirement for
capital adequacy purposes:
   Amount...............................    $119,383    $59,692     $122,610      $119,068     $57,062     $123,177
   Ratio................................     8.00%         4.00%     3.00%          8.00%       4.00%       3.00%
To be "well-capitalized" under prompt
corrective action provisions (1):
   Amount...............................    $149,229    $89,537     $204,351            --        --         --
   Ratio................................      10.00%       6.00%     5.00%              --        --         --

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

9.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises, including the Company, are to report information about operating segments in annual reporting and selected information about operating segments in interim reporting. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and amends SFAS No. 94, "Consolidation of All Majority Owned Subsidiaries," to remove special disclosure requirements for previously unconsolidated subsidiaries. SFAS No. 131 is effective for the Company for annual reporting periods beginning after December 15, 1997 and requires interim periods to be presented in the second year of application. The interim periods, however, must be presented in comparative form unless it is impracticable to do so. SFAS No. 131 is limited to additional disclosure and, accordingly, the adoption of this statement will not have an impact on the Company's financial condition or results of operations.

     In February 1998, the FASB issued SFAS 132, which amends existing disclosure rules regarding pension and other post-retirement benefits to standardize the disclosure formats effective for fiscal years beginning after September 15, 1997. Disclosures regarding pensions and other non-pension post-retirement benefits have been combined. SFAS 132 addresses disclosure issues only and does not require any substantive change in accounting treatment for the benefits covered by it. Accordingly, the implementation of SFAS 132 will have no effect on the Company's financial condition or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective prospectively for the Company on January 1, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

     The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

10.  RECENT DEVELOPMENTS

     Proposed Merger with Roslyn Bancorp, Inc. On May 26, 1998, the Company announced the signing of a definitive agreement ("Agreement") to merge with and into Roslyn Bancorp, Inc. ("Roslyn") in an exchange of stock transaction. Under the terms of the Agreement, the merger will be structured as a tax-free stock-for-stock transaction that will be accounted for as a pooling of interests. As of June 30, 1998, the Company has deferred $217 thousand of costs relating to the proposed merger.

     Pursuant to the terms of the Agreement, the Company's stockholders will receive 2.05 shares of Roslyn common stock for each share of Company common stock held. The Company has the right to terminate the Agreement if the price of Roslyn's common stock declines below certain specified levels, as described in the Agreement. This transaction is expected to close in the 1998 fourth quarter and is subject to regulatory approvals and the approval of both the Company's and Roslyn's stockholders. In connection with the proposed merger, the Company also announced that its stock repurchase program has been terminated.

     Declaration of Cash Dividend. On July 21, 1998, the Board of Directors declared a cash dividend on the Company's outstanding common stock of $0.20 per share to stockholders of record on September 2, 1998. The dividend is payable on September 14, 1998.

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

FINANCIAL CONDITION

     Total assets increased $272.7 million, or 7.1%, to $4.12 billion at June 30, 1998 from $3.84 billion at December 31, 1997, primarily as a result of management's continued strategy to leverage its capital position through asset growth. This growth was funded primarily by increased borrowings from securities sold under agreements to repurchase ("securities repurchase agreements") and from Federal Home Loan Bank of New York ("FHLB") borrowings.

     Of the increase in total assets, $192.7 million was attributable to an increase in loans receivable, net, due primarily to the origination and purchase of residential real estate loans. Securities available for sale increased $26.7 million, or 5.6%, to $503.4 million at June 30, 1998 from $476.7 million at December 31, 1997, due principally to purchases of such securities totaling $150.9 million during the six months ended June 30, 1998. Such purchases were partially offset by sales of securities totaling $81.3 million and repayments of mortgage-backed securities. Securities held to maturity, net, increased $39.6 million, or 3.2%, to $1.26 billion at June 30, 1998 from $1.22 billion at December 31, 1997. These changes in securities portfolios reflect the effects of securities purchases, securities repayments and maturities and, in the case of the available for sale securities portfolio, also reflects the effects of securities sales and changes in the estimated fair values of the portfolio. As of June 30, 1998, the available for sale portfolio had net unrealized appreciation of $10.1 million as compared to net unrealized appreciation at December 31, 1997 of $11.1 million.

     Total deposits decreased $84.0 million, or 3.8%, to $2.12 billion at June 30, 1998 from $2.20 billion at December 31, 1997. This decrease was attributable to the planned net outflow of certain higher cost customer deposits. Total borrowings, however, from securities repurchase agreements and from

FHLB borrowings, increased $346.5 million, or 26.7%, to $1.65 billion at June 30, 1998 from $1.30 billion at December 31, 1997. In managing the Company's overall cost of funds and interest rate sensitivity, management is using borrowings to leverage asset growth and to supplement its deposit base. This strategy is intended to mitigate the repricing effect of certain maturing time deposit products.

     Stockholders' equity increased to $256.2 million at June 30, 1998, or 6.2% of total assets, as compared to $241.0 million at December 31, 1997, or 6.3% of total assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Investments in Certain Debt and Equity Securities," stockholders' equity at June 30, 1998 and December 31, 1997 includes net unrealized appreciation in certain securities, net of tax, of $4.7 million and $5.1 million, respectively. In addition, during the six months ended June 30, 1998, the Company repurchased 175,000 shares of Company common stock at a total cost of $5.2 million for the period. See "Liquidity and Capital Resources."

     The Bank's leverage capital ratio decreased from 5.98% at December 31, 1997 to 5.95% at June 30, 1998 due to the increase in the Bank's quarterly average assets, which was partially offset by an $18.5 million increase in the Bank's Tier 1 leverage capital. The Bank's total risk-based capital ratio of 17.34% at June 30, 1998 represents a 46 basis point decrease as compared to that ratio at December 31, 1997. These capital ratios are well in excess of Federal Deposit Insurance Corporation ("FDIC") capital requirements applicable to the Bank. See "Liquidity and Capital Resources -- Regulatory Capital Position" and Note 7 to Notes to Unaudited Consolidated Financial Statements.

     Non-performing assets increased to $16.8 million at June 30, 1998, from $14.8 million at December 31, 1997 and the ratio of these assets to total assets increased to 0.41% at June 30, 1998 from 0.38% at December 31, 1997. Other real estate owned, net, increased $958 thousand to $2.0 million at June 30, 1998 from $1.0 million at December 31, 1997. Non-performing loans, the largest component of non-performing assets, increased to $14.8 million at June 30, 1998 as compared to $13.7 million at December 31, 1997 due primarily to a $3.7 million increase in FHA government insured residential mortgage loans which are 90 days or more delinquent. The ratio of non-performing loans to total loans at June 30, 1998 is 0.66% as compared to 0.67% at December 31, 1997.

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

     The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three and six months ended June 30, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily balances. Average balances and yields include non-accrual loans.


                                                                 Three Months Ended June 30
                                       -----------------------------------------------------------------------------
                                                      1998                                       1997
                                      -------------------------------------        ---------------------------------
                                                                    Average                                 Average
                                      Average                        Yield/          Average                  Yield/
                                      Balance        Interest        Cost            Balance      Interest     Cost
                                      -------        --------        ----            -------      --------     ----
                                                                  (dollars in thousands)
Assets
------
Earning Assets:
  Mortgage Loans, net                   $2,080,149      $39,026       7.50%         $ 1,695,471    $32,176  7.59%
  Other Loans                              112,790        2,179       7.73              109,846      2,083  7.59
  Mortgage-Backed Securities             1,448,482       25,513       7.05            1,133,558     21,432  7.56
  Short-Term Securities                         77            1       5.19               35,415        487  5.50
  Other Securities                         373,832        5,510       5.90              468,304      6,946  5.93
                                           -------        -----                         -------      -----
Total Earning Assets                     4,015,330       72,229       7.19            3,442,594     63,124  7.34
                                                         ------                                     ------
Non-Earning Assets                          84,478                                       67,840
                                            ------                                       ------
Total Assets                            $4,099,808                                  $ 3,510,434
                                        ==========                                  ===========
Liabilities and Stockholders' Equity
------------------------------------
Interest-Bearing Liabilities:
  Deposits:
    Passbook Accounts                     $583,633       $3,605       2.47%         $   642,252    $ 4,883  3.04%
    Now Accounts                            11,475           77       2.68                9,890         68  2.75
    Money Market Accounts                   77,262          459       2.38               75,923        528  2.78
    Certificate of Deposit Accounts      1,414,611       19,415       5.49            1,635,220     23,144  5.66
                                         ---------       ------                       ---------     ------
Total Interest-Bearing Deposits          2,086,981       23,556       4.51            2,363,285     28,623  4.84
  Borrowings                             1,627,554       23,178       5.70              818,300     11,999  5.87
                                         ---------       ------                         -------     ------
Total Interest-Bearing Liabilities       3,714,535       46,734       5.03            3,181,585     40,622  5.11
                                                         ------                                     ------
Other Liabilities                          134,791                                      117,274
                                           -------                                      -------
  Total Liabilities                      3,849,326                                    3,298,859
Stockholders' Equity                       250,482                                      211,575
                                           -------                                      -------
  Total Liabilities and
  Stockholders' Equity                 $ 4,099,808                                 $  3,510,434
                                       ===========                                 ============
Net Interest Income/Interest
  Rate Spread                                           $25,495       2.16%                        $22,502  2.23%
                                                        =======       =====                        =======  =====
Net Earning Assets/Net Interest
  Margin                                $  300,795                    2.54%        $    261,009             2.61%
                                        ==========                    =====        ============             =====
Ratio of Earning Assets to
  Interest-Bearing Liabilities                                        1.08x                                 1.08x
                                                                      =====                                 =====

                                                                  Six Months Ended June 30,
                                   ---------------------------------------------------------------------------------

                                                      1998                                         1997
                                   -----------------------------------------       ---------------------------------
                                                                     Average                                 Average
                                      Average                         Yield/       Average                   Yield/
                                      Balance         Interest        Cost         Balance       Interest     Cost
                                      -------         --------        ----         -------       --------     ----
                                                                 (dollars in thousands)
Assets
------
Earning Assets:
  Mortgage Loans, net                $   2,026,744      $   75,920  7.49%           $ 1,659,349    $62,642  7.55%
  Other Loans                              109,875           4,220  7.68                109,832      4,205  7.66
  Mortgage-Backed Securities             1,426,400          50,602  7.10              1,106,429     41,763  7.55
  Short-Term Securities                      1,035              30  5.80                 17,826        489  5.49
  Other Securities                         368,604          10,829  5.88                456,664     13,482  5.90
                                           -------         -------                      -------     ------

Total Earning Assets                     3,932,658         141,601  7.21              3,350,100    122,581  7.32
                                                           -------                                 -------

Non-Earning Assets                          81,431                                       69,003
                                            ------                                       ------


Total Assets                         $   4,014,089                                    3,419,103
                                     =============                                    =========

Liabilities and Stockholders' Equity
------------------------------
Interest-Bearing Liabilities:
  Deposits:
    Passbook Accounts                $     598,172     $     7,608  2.54%           $   630,924     $9,378  2.97%
    Now Accounts                            11,149             143  2.57                  9,268        128  2.76
    Money Market Accounts                   79,043             977  2.47                 75,915      1,049  2.76
    Certificate of Deposit Accounts      1,417,968          38,919  5.49              1,634,995     45,952  5.62
                                         ---------          ------                    ---------     ------
Total Interest-Bearing Deposits          2,106,332          47,647  4.52              2,351,102     56,507  4.81
Borrowings                               1,523,920          43,395  5.70                746,272     21,557  5.78
                                         ---------          ------                      -------     ------
Total Interest-Bearing Liabilities       3,630,252          91,042  5.02              3,097,374     78,064  5.04
                                                            ------                                  ------
Other Liabilities                          137,257                                      112,672
                                           -------                                      -------

  Total Liabilities                      3,767,509                                    3,210,046
Stockholders' Equity                       246,580                                      209,057
                                           -------                                      -------

Total Liabilities and
  Stockholders' Equity                $  4,014,089                                  $ 3,419,103
                                      ============                                  ===========
Net Interest Income/Interest
  Rate Spread                                           $   50,559  2.19%                        $  44,517  2.28%
                                                        ==========  =====                        =========  =====
Net Earning Assets/Net Interest
  Margin                              $    302,406                  2.57%           $   252,726             2.66%
                                      ============                  =====           ===========             =====
Ratio of Earning Assets to
  Interest-Bearing Liabilities                                      1.08x                                   1.08x
                                                                    =====                                   =====

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND
1997

     GENERAL. The Company's net income for the three months ended June 30, 1998 increased $2.4 million to $10.8 million from $8.4 million for the same period in 1997.

     INTEREST INCOME. Interest income increased by $9.1 million, or 14.4%, to $72.2 million for the three months ended June 30, 1998, from $63.1 million for the same period in 1997, due to a $572.7 million increase in the average balance of earning assets to $4.02 billion for the three months ended June 30, 1998, from $3.44 billion for the same period in 1997, reflecting the Company's strategy to leverage its capital position through asset growth. This increase was primarily attributable to growth in the average balance of mortgage loans, net of $384.7 million and growth in the average balance of mortgage-backed securities of $314.9 million. In addition, the average balance of other loans increased $2.9 million, the average balance of short-term securities decreased $35.3 million and the average balance of other securities decreased $94.5 million. The average yield on earning assets decreased to 7.19% for the three months ended June 30, 1998 from 7.34% for the same period in 1997, due primarily to the effects that the current interest rate environment has had on increasing prepayments on higher yielding mortgage loans and mortgage-backed securities, on lowering the yields of new assets acquired and on the downward repricing of earning assets.

     INTEREST EXPENSE. Interest expense increased by $6.1 million, or 15.0%, to $46.7 million for the three months ended June 30, 1998, from $40.6 million for the same period in 1997, due primarily to an $809.3 million increase in average borrowings, and was partially offset by a $276.3 million decrease in average interest-bearing deposits and generally lower interest rates associated with deposits and borrowings. For the three months ended June 30, 1998 as compared to the same period in 1997, the average rate paid on interest-bearing deposits decreased 33 basis points and the average rate paid on borrowings decreased 17 basis points. As a result, the average rate paid on interest-bearing liabilities decreased to 5.03% for the three months ended June 30, 1998 from 5.11% for the same period in 1997. The average balance of interest-bearing liabilities increased $533.0 million for the three months ended June 30, 1998, to $3.71 billion from $3.18 billion for the same period in 1997.

     NET INTEREST INCOME. Net interest income increased $3.0 million, or 13.3%, to $25.5 million for the three months ended June 30, 1998, from $22.5 million for the same period in 1997. This increase is the result, in part, of a $572.7 million increase in the average balance of earning assets to $4.02 billion, offset by a $533.0 million increase in the average balance of interest-bearing liabilities to $3.71 billion for the three months ended June 30, 1998 as compared to the comparable prior year period. As a result of these increases and the related decreases in the yields and costs associated with the earning assets and interest-bearing liabilities, the net interest rate spread for the three months ended June 30, 1998 decreased to 2.16% from 2.23% for the same period in 1997.

     PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses increased $50 thousand, or 25.0%, to $250 thousand for the three months ended June 30, 1998 from $200 thousand for the same period in 1997. The increase reflects management's assessment of the loan portfolio, the Bank's historical charge-off experience, the level of the Bank's allowance for possible loan losses and management's assessment of the local economy and market conditions. For the three months ended June 30, 1998, the Bank had net loan recoveries of $213 thousand as compared to net loan charge-offs of $88 thousand for the comparable prior year period. At June 30, 1998 and December 31, 1997, the allowance for possible loan losses amounted to $15.4 million and $14.9 million, respectively, and the ratio of such allowance to non-performing loans was 103.5% at June 30, 1998, as compared to 108.5% at December 31, 1997. This decline in the ratio of allowance for possible loan losses to non-performing loans is primarily attributable to a $3.7 million increase in FHA government insured residential mortgage loans which are 90 days or more delinquent. Generally, the ultimate collection of such loans is achieved through FHA insurance claims and without substantial charge-offs to the allowance for possible loan losses. Although management believes its allowance for possible loan losses is adequate at June 30, 1998, if general economic conditions and real estate values deteriorate, the level of non-performing loans and charge-offs may increase and higher provisions for possible loan losses may be necessary, which would adversely affect future operating results.

     NON-INTEREST INCOME. Non-interest income increased $1.7 million to $4.7 million for the three months ended June 30, 1998 from $3.0 million for the same period in 1997. This increase was attributable to a $2.3 million increase in net gain on sales of securities and was partially offset a $459 thousand decrease in loan fees and other charges, net and a $173 thousand decrease in other income. The decrease in loan fees and other charges, net was primarily attributable to higher deferrals of such fees. Other income decreased principally due to lower levels of recoveries on foreclosed properties in 1998, the non-recurring recoveries in 1997 relating to the Bank's legal claims for recoveries in the liquidation of Nationar and lower levels of certificate of deposit penalty income. The net gains on sales of securities totaled $3.4 million in the three months ended June 30, 1998 as compared to $1.0 million for the same period in 1997. The net gains for the three months ended June 30, 1998 resulted from sales of available for sale securities having an amortized cost of $50.6 million as compared to $49.3 million in the 1997 comparable period. For the three months ended June 30, 1998, the Company sold $40.9 million of bonds (as compared to $28.0 million in the same period in 1997), $4.3 million of mortgage-backed securities (as compared to $15.0 million in the comparable prior year period) and $5.4 million of equities (as compared to $6.3 million in the same period in 1997) from its available for sale portfolio . These securities were sold during the three months ended June 30, 1998 at net gains (losses) of $510 thousand, $86 thousand and $2.8 million, respectively (as compared to $(19) thousand, $(3) thousand, and $1 million, respectively, for the same period in 1997).

     NON-INTEREST EXPENSE. Non-interest expense increased $424 thousand, or 3.7%, to $11.9 million for the three months ended June 30, 1998, from $11.5 million for the same period in 1997. Of this increase, salaries and employee benefits expense increased $1.4 million, or 20.2%, due primarily to higher costs associated with certain stock-based compensation plans. For the three months ended June 30, 1998 as compared to the same period in 1997, occupancy and equipment expense increased $17 thousand to $1.3 million for the three months ended June 30, 1998 while marketing expense decreased $51 thousand to $654 thousand. Other real estate owned expense increased $70 thousand to $126 thousand for the three months ended June 30, 1998 as compared to the same period in 1997. FDIC assessment expense was $72 thousand for the three month period ending June 30, 1998 as compared to $77 thousand for the same period in 1997. FDIC Bank Insurance Fund ("BIF") assessment rates for both periods were $0.013 per $100 of insured deposits. Other operating expense decreased $1.0 million, or 40.1%, for the three months ended June 30, 1998 as compared to the same period during 1997, due in part to lower loan origination costs, lower professional fees and generally lower levels of other operating expenses.

     PROVISION FOR INCOME TAXES. Provision for income taxes increased $1.9 million to $7.2 million for the three months ended June 30, 1998 as compared to $5.4 million during the same period in 1997. As a percentage of income before provision for income taxes, the provision for income taxes was 40.2% of pre-tax earnings for the three months ended June 30, 1998 as compared to 39.0% in the comparable 1997 period due to the effect that increased compensation under the ESOP has on the Company's effective tax rate.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30,  1998 AND 1997

     GENERAL.The Company's net income for the six months ended June 30, 1998 increased $4.3 million to $20.5 million from $16.2 million for the same period in 1997.

     INTEREST INCOME. Interest income increased by $19.0 million, or 15.5%, to $141.6 million for the six months ended June 30, 1998, from $122.6 million for the same period in 1997, due to an increase in the average earning assets during the period of $582.6 million to $3.93 billion for the six months ended June 30, 1998, from $3.35 billion for the same period in 1997, partially offset by lower yields earned on such assets. Of the increase in average earning assets, $367.4 million was attributable to growth in mortgage loans, net, $320.0 million was attributable to growth in mortgage-backed securities, and $43 thousand was attributable to growth in other loans. These increases were partially offset by an $88.1 million decrease in the average balance of other securities and a $16.8 million decrease in the average balance of short-term securities. The average yield on earning assets decreased 11 basis points to 7.21% for the six months ended June 30, 1998 as compared to the same period in 1997. This decrease in the yield of average earning assets reflects the effects that the current interest rate environment has had on increasing prepayments on higher yielding mortgage loans and mortgage-backed securities, on lowering the yields of new assets acquired and on the downward repricing of earning assets.

     INTEREST EXPENSE. Interest expense increased by $13.0 million, or 16.6%, to $91.0 million for the six months ended June 30, 1998, from $78.1 million for the same period in 1997, due primarily to a $777.6 million increase in average borrowings and partially offset by a $244.8 million decrease in average interest-bearing deposits. In addition, for the six months ended June 30, 1998 the average rate paid on interest-bearing deposits and borrowings decreased 29 basis points and 8 basis points, respectively, as compared to the same period in 1997. The average rate paid on total interest-bearing liabilities, however, decreased only 2 basis points to 5.02% for the six months ended June 30, 1998 from 5.04% for the same period in 1997. The more moderate decrease in the average rate paid on total interest-bearing liabilities as compared to the aforementioned decreases in the average rate paid on deposits and on borrowings is due to the changing mix of funding towards borrowings. The average balance of interest-bearing liabilities increased $532.9 million for the six months ended June 30, 1998, to $3.63 billion from $3.10 billion for the same period in 1997.

     NET INTEREST INCOME. Net interest income increased $6.0 million, or 13.6%, to $50.6 million for the six months ended June 30, 1998, from $44.5 million for the same period in 1997. This increase is the result, in part, of a $582.6 million increase in the average balance of earning assets to $3.93 billion, offset by a $532.9 million increase in the average balance of interest-bearing liabilities to $3.63 billion for the six months ended June 30, 1998 as compared to the comparable prior year period. As a result of these increases and the decreases in the yields and costs associated with the earning assets and interest-bearing liabilities, the net interest rate spread for the six months ended June 30, 1998 decreased to 2.19% from 2.28% for the same period in 1997.

     PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses decreased $50 thousand, or 9.1%, to $500 thousand for the six months ended June 30, 1998 from $550 thousand for the same period in 1997. The decrease resulted from management's assessment of the loan portfolio and the Bank's historical charge-off experience, the level of the Bank's allowance for possible loan losses and management's assessment of the local economy and market conditions. For the six months ended June 30, 1998, loan charge-offs, net of recoveries, aggregated $50 thousand. For the comparable period in 1997, recoveries exceeded loan charge-offs by $70 thousand.

     NON-INTEREST INCOME. Non-interest income increased $2.3 million to $8.3 million for the six months ended June 30, 1998 from $6.0 million for the same period in 1997. This increase was primarily attributable to a $3.0 million increase in net gain on sales of securities and a $122 thousand increase in gain on sales of whole loans and was partially offset by lower levels of loan fees and other charges, net and other income.

For the six months ended June 30, 1998, the Company sold available for sale securities having an amortized cost of $76.4 million, and recognized $5.0 million of net securities gains. The securities sold included $62.9 million of bonds, $4.3 million of mortgage-backed securities and $9.2 million of equities. These securities were sold at net gains of $550 thousand, $86 thousand and $4.3 million, respectively. Loan fees and other charges, net decreased $450 thousand for the six months ended June 30, 1998 as compared to the prior year comparable period as a result of higher deferrals of loan origination fees. In addition, other income decreased $359 thousand due primarily to lower levels of recoveries on foreclosed properties during 1998 as compared to 1997.

     NON-INTEREST EXPENSE. Non-interest expense increased $1.2 million, or 5.1%, to $24.1 million for the six months ended June 30, 1998, from $22.9 million for the same period in 1997. Of this increase, salaries and employee benefits expense increased $2.7 million, or 19.5%, due primarily to higher costs associated with certain stock-based compensation plans and normal salary increases and offset partially by lower costs associated with health benefit plans. For the six months ended June 30, 1998 as compared to the comparable prior year, occupancy and equipment expense decreased $98 thousand to $2.5 million and marketing expense decreased $71 thousand to $1.3 million. Other real estate owned expense increased $49 thousand to $182 thousand for the six months ended June 30, 1998 as compared to the same period in 1997. FDIC assessment expense was $149 thousand for the six month period ending June 30, 1998 as compared to $151 thousand for the same period in 1997. BIF assessment rates for both periods were $0.013 per $100 of insured deposits. Other operating expense decreased $1.4 million, or 27.6% for the six months ended June 30, 1998 as compared to the same period during 1997 due to lower loan origination costs, lower professional fees and generally lower levels of other operating expenses.

     PROVISION FOR INCOME TAXES. Provision for income taxes increased $2.9 million to $13.7 million for the six months ended June 30, 1998 as compared to $10.8 million during the same period in 1997. As a percentage of income before provision for income taxes, the provision for income taxes represented 40.1% of pre-tax earnings in both periods. Provision for income taxes for the six months ended June 30, 1997 included a $275,000 reduction attributable to certain legislative changes regarding bad tax debt reserves (see Note 8 to Notes to Unaudited Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. Following the completion of the Bank's conversion and T R Financial's stock offering in June 1993, T R Financial's principal business was that of its subsidiary, the Bank. T R Financial invested 50% of the net proceeds from the stock offering in the Bank and initially invested the remaining proceeds in short-term securities, corporate debt obligations, money market investments and mortgage-backed securities. The Bank can pay dividends to T R Financial, to the extent such payments are permitted by law or regulation, which serves as an additional source of liquidity. T R Financial can use its liquidity to, among other things, support future expansion of operations or diversification into other banking related businesses, pay dividends to its stockholders or repurchase its common stock. During the six months ended June 30, 1998, T R Financial repurchased 175,000 shares of its common stock pursuant to its sixth stock repurchase program at a cost of $5.2 million. The sixth stock repurchase program was authorized by the Board of Directors on April 16, 1996 covering the repurchase of up to 1,789,618 shares of common stock. As of June 30, 1998, a total of 792,000 shares had been repurchased pursuant to this program. On May 26, 1998, the Company announced that it had entered into a definitive agreement to merge with and into Roslyn Bancorp, Inc. (see Note 10 to Notes to Unaudited Consolidated Financial Statements). In connection with the proposed merger, the Company has terminated its stock repurchase program. On July 21, 1998, the Board of Directors declared a quarterly cash dividend of $0.20 per common share to stockholders of record on September 2, 1998. This dividend is payable on September 14, 1998.


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

     REGULATORY CAPITAL POSITION. The Bank is subject to minimum regulatory requirements imposed by the FDIC which vary according to the institution's capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3.0% of total assets plus an additional amount of at least 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of 8.0%. Although the minimum leverage capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") stipulates that an institution with less than a 4.0% leverage capital ratio is deemed to be an "undercapitalized" institution and results in the imposition of regulatory restrictions. The Bank's capital ratios qualify it to be deemed "well capitalized" under FDICIA. In addition, the Company's capital ratios exceed the minimum regulatory capital requirements imposed by the Federal Reserve Board, which are substantially similar to the requirements of the FDIC. See Note 7 to Notes to Unaudited Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The amount of sensitivity that a company's assets and liabilities may have to changes in market interest rates may be measured through the use of a model which internally generates estimates of the change in net portfolio value ("NPV") over a range of interest rate change scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. For purposes of the NPV table, prepayment assumptions similar to those used in the Company's 1997 Annual Report, adjusted to reflect current market conditions, were used. In addition, reinvestment rates used were those in effect for similar products currently being offered and rates on core deposits were modified to reflect recent trends. The following table sets forth the Company's NPV as of June 30, 1998, as calculated by the Company.


Rate in Basis Points (Rate
Shock) (dollars in thousands)                   Net Portfolio Value                    Portfolio Value of Assets
-----------------------------                   -------------------                    -------------------------
                                          $ Amount        $ Change        Change %   NPV Ratio         Change % (1)
                                          --------        --------        --------   ---------         ------------
              200                         $194,224       $(88,573)         -31.32%     5.02%                -26.17%
              100                          269,062        (13,735)          -4.86%     6.67%                 -1.86%
             Static                        282,797              --              --     6.79%                     --
             (100)                         294,962          12,165           4.30%     6.97%                  2.60%
             (200)                         301,545          18,748           6.63%     7.02%                  3.27%

(1) Based on the portfolio value of the Company's assets assuming no change in interest rates.

     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in actual market interest rates. In this regard, the NPV model presented assumes that the composition of the Company's interest rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.


PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits
                    --------

               2.1 Agreement and Plan of Merger, dated as of May 25, 1998, by and between Roslyn Bancorp, Inc. and T R Financial Corp. (1)

              11.1  Statement re Computation of Per Share Earnings (2)

              27.1 Financial Data Schedule (submitted only with filing in electronic format)

              27.2 Restated Financial Data Schedule (submitted only with filing in electronic format)

              99.1 Stock Option Agreement, dated May 25, 1998, by and between Roslyn Bancorp, Inc. and T R Financial Corp. (1)

              99.2 Stock Option Agreement, dated May 25, 1998, by and between T R Financial Corp. and Roslyn Bancorp, Inc. (1)




(1) Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K filed on June 4, 1998.

(2) The computation of per share earnings appears on page 9 of this Quarterly Report on Form 10-Q.


              (b)      Reports on Form 8-K
                       -------------------

                       A Current Report on Form 8-K was filed by the Company on
               June 4, 1998 disclosing that of T R Financial Corp. and Roslyn Bancorp, Inc. had entered into a definitive Agreement and Plan of Merger.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                T R FINANCIAL CORP.
                                                (Registrant)




Date:  August 13, 1998                 By:      /s/ John M. Tsimbinos
                                                --------------------------
                                                John M. Tsimbinos
                                                Chairman of the Board and
                                                  Chief Executive Officer






Date:  August 13, 1998                 By:      /s/ Dennis E. Henchy
                                                --------------------------
                                                Dennis E. Henchy
                                                Executive Vice President
                                                  and Chief Financial Officer

                                  EXHIBIT INDEX

 2.1 Agreement and Plan of Merger, dated as of May 25, 1998, by and between Roslyn Bancorp, Inc. and T R Financial Corp. (1)

11.1      Statement re Computation of Per Share Earnings (2)

27.1 Financial Data Schedule (submitted only with filing in electronic format)

27.2 Restated Financial Data Schedule (submitted only with filing in electronic format).

99.1 Stock Option Agreement, dated May 25, 1998, by and between Roslyn Bancorp, Inc. and T R Financial Corp. (1)

99.2 Stock Option Agreement, dated May 25, 1998, by and between T R Financial Corp. and Roslyn Bancorp, Inc. (1)


(1) Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K filed on June 4, 1998.

(2) The computation of per share earnings appears on page 9 of this Quarterly Report on Form 10-Q.