Form 10-Q
period 1998-09-30
TR FINANCIAL CORP
filed 1998-11-17
CIK 898447

As filed with the Securities and Exchange Commission on November 16, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _______

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

     As of November 10, 1998, there were 17,630,212 shares of the Registrant's common stock outstanding.

                                    Form 10-Q
                               T R FINANCIAL CORP.
                                      INDEX

                                                                          Page
PART I -- FINANCIAL INFORMATION                                           Number
-------------------------------                                           ------

Item 1.  Financial Statements -- Unaudited

         Consolidated Statements of Financial Condition at
          September 30, 1998 and December 31, 1997                        3

         Consolidated Statements of Income for the three
          and nine months ended September 30, 1998 and 1997               4

         Consolidated Statement of Changes in Stockholders' Equity for
          the nine months ended September 30, 1998                        5

         Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1998 and 1997                        6

         Notes to Unaudited Consolidated Financial Statements             7-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              12-23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       23-24

PART II -- OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings                                                24

Item 2.  Changes in Securities                                            24

Item 3.  Defaults Upon Senior Securities                                  24

Item 4.  Submission of Matters to a Vote of Security Holders              24

Item 5.  Other Information                                                24

Item 6.  Exhibits and Reports on Form 8-K                                 24

Signature Page                                                            25


================================================================================

     Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, polices or guidelines; change in legislation or regulation; other economic, competitive, governmental, regulatory or technological factors affecting the Company's operations, pricing, products and services; and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

================================================================================

PART I --  FINANCIAL INFORMATION
--------------------------------

Item 1.    Financial Statements -- Unaudited
           ---------------------------------

                      T R FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (in thousands, except share and per share amounts)

                                                                                     September 30,    December 31,
                                                                                         1998             1997
                                                                                     -------------    -------------
                                                                                               (unaudited)
ASSETS
------
Cash and cash equivalents...........................................................      $15,519        $18,307
Securities available for sale:
    Bonds and equities..............................................................      213,967        308,569
    Mortgage-backed securities......................................................      197,711        168,096
                                                                                       ----------     ----------
    Total securities available for sale..............................                     411,678        476,665
                                                                                       ----------     ----------
Securities held to maturity, net (estimated fair value of $1,327,259 and
   $1,245,735 at September 30, 1998 and December 31, 1997, respectively):
    Bonds...........................................................................       32,659         42,092
    Mortgage-backed securities......................................................    1,271,499      1,177,208
                                                                                        ---------     ----------
    Total securities held to maturity, net..........................................    1,304,158      1,219,300
                                                                                        ---------     ----------
Loans receivable....................................................................    2,378,848      2,062,896
Allowance for possible loan losses..................................................      (15,537)       (14,917)
                                                                                        ----------    ----------
  Loans receivable, net.............................................................    2,363,311      2,047,979
                                                                                        ---------     ----------
Other real estate owned, net........................................................        1,075          1,040
Banking house and equipment, net....................................................       12,426         13,642
Accrued interest receivable.........................................................       24,683         24,338
Federal Home Loan Bank (FHLB) stock, at cost........................................       40,029         33,390
Deferred tax asset, net.............................................................        3,504          2,034
Other assets........................................................................        6,979          6,361
                                                                                       ----------     ----------
  Total assets......................................................................   $4,183,362     $3,843,056
                                                                                       ==========     ==========

LIABILITIES and STOCKHOLDERS' EQUITY
------------------------------------
Due to depositors...................................................................   $2,141,726     $2,202,353
Securities sold under agreements to repurchase......................................    1,200,000        807,000
FHLB borrowings.....................................................................      468,378        491,578
Mortgagors' escrow deposits.........................................................       30,563         21,784
Accounts payable and accrued expenses...............................................       22,998         19,526
Official checks outstanding.........................................................       14,143         27,989
Accrued taxes payable...............................................................       17,595         15,620
Other liabilities...................................................................       21,759         16,235
                                                                                       ----------    -----------
  Total liabilities.................................................................    3,917,162      3,602,085
                                                                                        ---------      ---------

Commitments and contingencies.......................................................           --             --
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued.........           --             --
  Common stock, $.01 par value, 60,000,000 shares authorized; 22,724,000 shares issued; 17,629,854 shares and 17,598,029 shares outstanding at September 30,
     1998 and December 31, 1997, respectively.......................................          227            227
  Additional paid-in-capital........................................................      119,493        110,962
  Retained earnings.................................................................      205,728        183,065
  Accumulated other comprehensive income:
      Net unrealized appreciation in certain securities, net of tax.................        3,108          5,057
  Less:
      Unallocated common stock held by Employee Stock Ownership Plan (ESOP).........       (3,866)        (4,604)
      Unearned common stock held by Bank's Recognition and Retention Plan and Trust
            (RRP)...................................................................          (52)          (103)
      Common stock held by Bank's Supplemental Executive Retirement Plan and Trust
         (SERP), at cost (132,333 shares and 106,103 shares at September 30, 1998
    and  December 31, 1997, respectively)...........................................       (2,126)        (1,225)
      Treasury stock, at cost (5,094,146 shares and 5,125,971 shares at September
        30, 1998 and December 31, 1997, respectively)...............................      (56,312)       (52,408)
                                                                                       -----------   -----------
           Total stockholders' equity...............................................      266,200        240,971
                                                                                       ----------    -----------
  Total liabilities and stockholders' equity........................................   $4,183,362     $3,843,056
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

                      T R FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                      For the                  For the
                                                 Three Months Ended       Nine Months Ended
                                                   September 30,             September 30,
                                              -----------------------     -------------------
                                                1998        1997          1998         1997
                                               -----        -----         -----        ----
Interest income:
  Mortgage loans............................  $40,822      $33,984     $116,742      $96,626
  Mortgage-backed securities................   25,950       22,617       76,552       64,380
  Bonds, equities and other investments.....    4,725        6,481       15,584       20,452
  Other loans...............................    2,498        1,970        6,718        6,175
                                              -------      -------      -------      -------

    Total interest income...................   73,995       65,052      215,596      187,633
                                               ------       ------      -------      -------

Interest expense:
  Deposits..................................   23,857       28,319       71,504       84,826
  Borrowed funds............................   24,688       13,844       68,083       35,401
                                               ------       ------       ------       ------

    Total interest expense..................   48,545       42,163      139,587      120,227
                                               ------       ------      -------      -------

Net interest income.........................   25,450       22,889       76,009       67,406
Provision for possible loan losses..........      250          125          750          675
                                              -------      -------      -------      -------

Net interest income after provision
  for possible loan losses..................   25,200       22,764       75,259       66,731
                                               ------       ------       ------       ------

Non-interest income:
  Loan fees and other charges, net..........    1,276        1,622        3,868        4,664
  Net gain on sales of securities...........    3,033        1,804        7,991        3,784
  Gain on sales of whole loans..............        -            -          280          158
  Other income..............................      172          185          599          971
                                                -----        -----        -----        -----

    Total non-interest income...............    4,481        3,611       12,738        9,577
                                               ------       ------       ------       ------

Non-interest expense:
  Salaries and employee benefits............    7,557        7,581       23,917       21,268
  Occupancy and equipment expense...........    1,241        1,354        3,747        3,958
  Marketing expense.........................      286          671        1,570        2,026
  Other real estate owned expense...........       38           50          220          183
  FDIC assessment...........................       71           76          220          227
  Other operating expense...................    1,470        1,731        5,087        6,729
                                                -----       ------       ------       ------

    Total non-interest expense..............   10,663       11,463       34,761       34,391
                                               ------       ------       ------       ------

Income before provision for income taxes....   19,018       14,912       53,236       41,917

Provision for income taxes..................    7,459        5,880       21,180       16,707
                                              -------      -------      -------      -------

Net income..................................  $11,559     $  9,032      $32,056      $25,210
                                              =======     ========      =======      =======

Basic earnings per share....................  $  0.69     $   0.55      $  1.93      $  1.54
                                              =======     ========      =======      =======
Diluted earnings per share..................  $  0.66     $   0.51      $  1.84      $  1.43
                                              =======     ========      =======      =======

     See accompanying notes to unaudited consolidated financial statements.

                                       T R FINANCIAL CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CHANGES IN  STOCKHOLDERS' EQUITY
                                     (in thousands, except per share amounts)
                                                    (unaudited)

                                                                         Common        Additional
                                                                         Stock          Paid-in       Retained
                                                            Total   (Par Value $0.01)    Capital       Earnings
                                                            -----   -----------------    -------       --------

Balance at December 31, 1997 ..........................    $240,971       $ 227         $110,962      $ 183,065

Comprehensive income:
   Net income ..........................................     32,056          --               --         32,056
   Other comprehensive income, net of tax:
      Decrease  in  net  unrealized  appreciation  on
certain securities, net of reclassification adjustment .     (1,949)         --               --             --
                                                           --------
Comprehensive income (1) ...............................     30,107          --               --             --
                                                           --------
Cash dividends declared on common stock
  ($0.55 per share) ....................................     (9,100)         --               --         (9,100)
Reissuance of treasury stock ...........................      1,082          --               44           (293)
Benefit plan adjustments, including tax benefits .......      8,324          --            7,586             --
RRP amortization .......................................         51          --               --             --
Common stock acquired at cost ..........................     (5,235)         --              901             --
                                                           --------       -----         --------      ---------
Balance at September 30, 1998 ..........................   $266,200       $ 227         $119,493      $ 205,728
                                                           ========       =====         ========      =========

                                                                             Common Stock
                                                                             Held by RRP as
                                                           Accumulated       Unearned, Held
                                                              Other            by ESOP as
                                                          Comprehensive      Unallocated and      Treasury
                                                             Income           Held by SERP     Stock, at cost
                                                             ------           ------------     --------------

Balance at December  31, 1997 ..........................     $5,057             $(5,932)         $(52,408)

Comprehensive income:
   Net income ..........................................         --                  --                --
   Other comprehensive income, net of tax:
      Decrease  in  net  unrealized  appreciation  on
certain securities, net of reclassification adjustment .      1,949)                 --                --

Comprehensive income (1) ...............................         --                  --                --

Cash dividends declared on common stock
  ($0.55 per share) ....................................         --                  --                --
Reissuance of treasury stock ...........................         --                  --             1,331
Benefit plan adjustments, including tax benefits .......         --                 738                --
RRP amortization .......................................         --                  51                --
Common stock acquired at cost ..........................         --                (901)           (5,235)
                                                             ------             -------          --------
Balance at September 30, 1998 ..........................     $3,108             $(6,044)         $(56,312)
                                                             ======             =======          ========


(1) Comprehensive income for the nine months ended September 30, 1997 was $30,296.


See accompanying notes to unaudited consolidated financial statements.

                                       T R FINANCIAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)

                                                                                 For the Nine Months Ended September 30,
                                                                                      1998                  1997
                                                                                    --------               -------
                                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................         $    32,056         $   25,210
 Adjustments to reconcile net income to net cash provided (used)
    by operating activities:
    Provision for possible loan losses...................................                 750                675
    Provision for possible other real estate owned losses................                  --                  4
    Depreciation of banking house and equipment..........................               1,548              1,557
    Gain on calls of securities..........................................                  (2)                (1)
    Net gain on sales of securities available for sale...................              (7,989)            (3,691)
    Gain on sales of whole loans.........................................                (280)              (158)
    Net gain on sales of other real estate owned.........................                 (89)              (354)
    Amortization of net deferred loan origination costs..................               1,808                503
    Amortization of premiums in excess of accretion of discounts.........               5,142              1,158
    Income taxes deferred and tax benefits attributable to stock plans...               2,429                431
    Amortization relating to allocation and earned portions of stock
      plans..............................................................               5,946              3,941
  Increase/decrease in:
    Accrued interest receivable..........................................                (345)            (1,452)
    Accounts payable and accrued expenses................................               3,472              5,511
    Official checks outstanding..........................................             (13,846)            (6,393)
    Other assets.........................................................                (618)             4,060
    Accrued taxes payable................................................               1,975              9,095
    Other liabilities....................................................               5,524                581
                                                                                     --------            -------
       Net cash provided by operating activities.........................              37,525             40,677
                                                                                    ---------             ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for the purchase of:
    Securities held to maturity and FHLB Capital Stock...................            (423,756)          (292,301)
    Securities available for sale........................................            (182,612)          (191,560)
    Banking house and equipment..........................................                (332)            (2,157)
  Proceeds from:
    Redemption of FHLB Capital Stock and calls of securities.............              28,451             15,315
    Sales of securities available for sale...............................             176,027            175,189
    Repayments on securities.............................................             374,810            124,985
    Sales of whole loans.................................................               8,942              9,837
    Principal collected on real estate loans.............................             264,024            150,107
    Sales of other real estate owned.....................................               1,127              3,692
    Principal collected on other loans...................................              59,987             35,640
  Real estate loans originated and purchased.............................            (564,134)          (412,506)
  Other loans originated and purchased...................................             (87,502)           (35,186)
                                                                                    ----------          --------
      Net cash used in investing activities..............................            (344,968)          (418,945)
                                                                                    ----------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Interest credited to deposits..........................................              55,975             66,535
  Net withdrawals from savings accounts, certificate of deposit
   accounts, money market accounts and checking accounts.................            (116,602)           (88,778)
  Net proceeds from exercise of stock options............................               1,082                906
  Net deposits to escrow accounts........................................               8,779              8,143
  Net repayments of short-term borrowed funds............................              (9,000)           (43,610)
  Repayments of long-term borrowed funds.................................            (131,200)           (80,800)
  Proceeds from long-term borrowed funds.................................             510,000            535,478
  Purchase of treasury stock.............................................              (5,235)            (3,034)
  Cash dividends paid....................................................              (9,100)            (6,365)
                                                                                     ---------          --------
     Net cash provided by financing activities...........................             304,655            388,475
                                                                                     --------            -------
  Net (decrease) increase in cash and cash equivalents...................              (2,788)            10,207
  Cash and cash equivalents at beginning of period.......................              18,307             18,128
                                                                                     --------          ---------
  Cash and cash equivalents at end of period.............................           $  15,519         $   28,335
                                                                                    =========         ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes.............................................           $   2,176         $    4,351
                                                                                    =========         ==========
  Cash paid for interest on deposits and borrowed funds..................           $  79,967          $  49,147
                                                                                    =========          =========
  Non-cash investing activities:
    Additions to other real estate owned, net............................           $   1,073         $      965
                                                                                    =========         ==========

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

     The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

     These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1997.

2.   DEBT AND EQUITY SECURITIES

     The following tables set forth certain information regarding amortized cost, estimated fair values and gross unrealized gains and losses on debt and equity securities of the Company at September 30, 1998.

                                               Amortized         Estimated             Gross Unrealized
                                                 Cost           Fair Value           Gains         Losses
                                                 ----           ----------           -----         ------
                                                                         (in thousands)
Available for Sale:
  Bonds and equities:
     United States Government
       obligations........................      $128,895          $131,506         $ 2,611          $   --
     Federal agency obligations...........        52,499            52,912             413              --
     Industrial, financial corporation
        and other bonds...................         3,007             3,122             115              --
     Common and preferred stocks..........        24,417            26,427           3,304          (1,294)
                                                 -------           -------         -------       ----------
      Total bonds and equities............       208,818           213,967           6,443          (1,294)
                                                 -------           -------         -------       ----------
   Mortgage-backed securities:
     FNMA, net ...........................         1,329             1,345              16              --
     GNMA, net............................       190,781           192,575           1,813             (19)
     FHLMC, net...........................         3,733             3,791              58              --
                                                --------          --------          ------       ----------
  Total mortgage-backed securities........       195,843           197,711           1,887             (19)
                                                 -------           -------         -------       ----------
        Total available for sale..........      $404,661          $411,678         $ 8,330         $(1,313)
                                                ========          ========         =======       --========

Held to Maturity, Net:
  Bonds:
   Federal agency obligations.............      $  1,000          $  1,001         $     1       $      --
   Public utility bonds...................           800               799               1              (2)
   Municipal bonds........................         5,085             5,318             233              --
   Industrial and financial
     corporation bonds....................        25,774            25,735              32             (71)
                                                  ------            ------          ------       ---------
  Total bonds.............................        32,659            32,853             267             (73)
                                                  ------            ------           -----        --------
  Mortgage-backed securities:
   FNMA, net .............................        72,635            73,844           1,241             (32)
   GNMA, net .............................     1,124,007         1,142,285          18,697            (419)
   FHLMC, net (1) ........................        71,946            75,235           3,289              --
   CMOs, net (1) .........................         2,911             3,042             131              --
                                              ----------        ----------        --------         --------
     Total mortgage-backed securities.....     1,271,499         1,294,406          23,358            (451)
                                               ---------         ---------         -------          -------

       Total held to maturity, net........    $1,304,158        $1,327,259         $23,625          $ (524)
                                              ==========        ==========         =======          =======


(1) Includes securities which were transferred on March 31, 1995 from available for sale to held to maturity. As of September 30, 1998, the amortized cost of these securities was reduced by $1,564,000 of gross unrealized losses existing as of March 31, 1995, adjusted for subsequent accretion.

3.   EMPLOYEE STOCK OWNERSHIP PLAN

     The Company recognizes compensation expense attributable to its employee stock ownership plan ("ESOP") ratably over the year based upon the estimated number of shares of T R Financial common stock to be allocated by the ESOP to participant accounts each December 31st. The amount of compensation expense recorded is equal to the estimate of shares to be allocated by the ESOP multiplied by the average fair value of the underlying shares during the period. The compensation expense attributable to the ESOP was $1,894,000 and $1,557,000, respectively, for the three months ended September 30, 1998 and 1997 and the average quoted price of the underlying shares was $34.67 per share and $26.80 per share, respectively, in each period. For the nine months ended September 30, 1998 and 1997, such compensation expense and average quoted price of the underlying shares was $5,860,000 and $34.94 per share, respectively, in 1998 and $3,724,000 and $21.37 per share, respectively, in 1997.

4.   EARNINGS PER SHARE

     Earnings per share is computed in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which became effective for the Company as of December 31, 1997. As required by the statement, earnings per share for all prior periods presented have been restated. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Such shares exclude the weighted average number of unallocated shares of Company common stock held by the ESOP. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised, converted into common stock or otherwise resulted in the issuance of common stock.

     The following table is a reconciliation of basic and diluted earnings per share as required under SFAS No. 128.


                                                                 1998                                 1997
                                             -------------------------------------   -------------------------------------
                                                                            Per                                    Per
                                               Net           Average       Share        Net        Average        Share
                                              Income         Shares       Amount      Income        Shares       Amount
                                              ------         ------       ------      ------        ------       ------
For the three months ended September 30,:
----------------------------------------
Net income (all available to common
stockholders)............................  $11,559,000                              $9,032,000
                                           ===========                              ==========
Weighted average number of shares of
   common stock outstanding (1)..........                  16,716,847                             16,466,944
Basic earnings per share.................                                  $0.69                                  $0.55
                                                                           =====                                  =====
Effect of other potentially dilutive
securities:
      Stock options......................                    775,892                               1,330,257
                                                             -------                               ---------
Total weighted average of securities:....                  17,492,739                             17,797,201
                                                           ==========                             ==========
Diluted earning per share................                                  $0.66                                  $0.51
                                                                           =====                                  =====
For the nine months ended September 30,:
---------------------------------------
Net income (all available to common
   stockholders).........................  $32,056,000                             $25,210,000
                                           ===========                             ===========
Weighted average number of shares of
   common stock outstanding (2)..........                  16,619,774                             16,408,169
Basic earnings per share.................                                  $1.93                                  $1.54
                                                                           =====                                  =====
Effect of other potentially dilutive
securities:
      Stock options......................                     817,343                              1,254,008
                                                              -------                              ---------
Total weighted average of securities.....                  17,437,117                             17,662,177
                                                           ==========                             ==========
Diluted earnings per share...............                                  $1.84                                  $1.43
                                                                           =====                                  =====

(1) Excludes average unallocated shares of Company common stock held by the ESOP for the three months ended September 30, 1998 and 1997 of 886,904 and 1,110,646, respectively.
(2) Excludes average unallocated shares of Company common stock held by the ESOP for the nine months ended September 30, 1998 and 1997 of 941,081 and 1,168,272, respectively.

5.   CONTINGENCIES

     In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, after consultation with legal counsel, the financial position of the Company will not be affected materially by the outcome of such legal proceedings.

6.   STOCKHOLDERS' EQUITY

     During the nine months ended September 30, 1998, a total of 175,000 shares of T R Financial common stock were repurchased by the Company at an aggregate cost of $5,235,000. For the nine months ended September 30, 1998, the Board of Directors declared cash dividends on the Company's outstanding common stock of $0.17 per common share, $0.18 per common share and $0.20 per common share to stockholders of record on February 12, 1998, May 14, 1998 and September 2, 1998, respectively. These dividends were paid in March, June and September, 1998, respectively and aggregated $9,100,000.

7.   REGULATORY CAPITAL

     The following table sets forth the Bank's and the Company's amounts and ratios for required and actual regulatory capital requirements at September 30, 1998.


                                                             Bank                                    Company
                                            --------------------------------------     -------------------------------------
                                               Total        Tier 1                      Total        Tier 1
                                               Risk-        Risk-        Tier 1         Risk-         Risk-        Tier 1
                                               Based        Based       Leverage        Based         Based       Leverage
                                              Capital      Capital       Capital       Capital       Capital      Capital
                                              -------      -------       -------       -------       -------      -------
                                                                           (dollars in thousands)

At September 30, 1998:
    Actual:
       Amount ............................    $269,547     $254,010     $254,010       $278,728     $263,191      $263,191
       Ratio..............................     17.40%       16.40%        6.08%         17.98%       16.98%        6.28%
    Minimum requirement for
    capital adequacy purposes:
       Amount.............................    $123,924     $61,962      $125,231       $124,000      $62,000      $125,717
       Ratio..............................      8.00%        4.00%        3.00%          8.00%        4.00%        3.00%
    To be "well-capitalized" under prompt
    corrective action provisions (1):
       Amount.............................    $154,904     $92,943      $208,719            --           --            --
       Ratio..............................     10.00%        6.00%        5.00%             --           --            --


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

     In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosure About Pensions and Other Retirement Benefits," which amends existing disclosure rules regarding pension and other post-retirement benefits to standardize the disclosure formats effective for fiscal years beginning after September 15, 1997. Disclosures regarding pensions and other non-pension post-retirement benefits have been combined. SFAS No. 132 addresses disclosure issues only and does not require any substantive change in accounting treatment for the benefits covered by it. Accordingly, the implementation of SFAS No. 132 will have no effect on the Company's financial condition or results of operations.

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

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 is effective for fiscal quarters beginning after December 15, 1998 and amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 134 provides that an enterprise engaged in mortgage banking activities may choose the appropriate classification for mortgage-backed securities retained after the securitization of mortgage loans held for sale. SFAS No. 134 requires that such classification be made on a basis that is consistent with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Because the Company generally retains whole mortgage loans for its portfolio and does not classify such loans as held for sale, the Company believes that the implementation of SFAS No. 134 will have no material effect on the Company's financial condition or results of operations.

10.  RECENT DEVELOPMENTS

     PROPOSED MERGER WITH ROSLYN BANCORP, INC. On May 26, 1998, the Company announced the signing of a definitive agreement ("Agreement") to merge with and into Roslyn Bancorp, Inc. ("Roslyn") in an exchange of stock transaction. Under the terms of the Agreement, the merger will be structured as a tax-free stock-for-stock transaction that will be accounted for as a pooling of interests. As of September 30, 1998, the Company has deferred $263 thousand of costs relating to the proposed merger.

     During the quarter ended September 30, 1998, the Company and Roslyn Bancorp, Inc. filed preliminary proxy materials with the Securities and Exchange Commission in connection with each company's stockholders meeting to consider and vote upon a proposal to approve and adopt the Agreement. The stockholders meetings are expected to be held during the fourth quarter of 1998. During the third quarter, applications with respect to the proposed merger were also filed with the bank regulatory agencies. Both Roslyn and the Company continue to work towards the successful closing of the proposed merger, while giving due consideration to recent changes in the financial markets and the prices of financial institution securities.

     DECLARATION OF CASH DIVIDEND. On October 27, 1998, the Board of Directors declared a cash dividend on the Company's outstanding common stock of $0.22 per share to stockholders of record on December 2, 1998. The dividend is payable on December 14, 1998.

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

FINANCIAL CONDITION

     Total assets increased $340.3 million, or 8.9%, to $4.18 billion at September 30, 1998 from $3.84 billion at December 31, 1997, primarily as a result of management's continued strategy to leverage its capital position through asset growth. This growth was funded primarily by increased borrowings from securities sold under agreements to repurchase ("securities repurchase agreements").

     Of the increase in total assets, $315.3 million was attributable to an increase in loans receivable, net, due primarily to the origination and purchase of residential real estate loans. Securities available for sale decreased $65.0 million, or 13.6%, to $411.7 million at September 30, 1998 from $476.7 million at December 31, 1997, due principally to sales and repayments of such securities totaling $176.0 million and $75.2 million, respectively, for the nine months ended September 30, 1998. For the nine months ended September 30, 1998 such sales and repayments were partially offset by purchases of securities available for sale of $182.6 million. Securities held to maturity, net, increased $84.9 million, or 7.0%, to $1.30 billion at September 30, 1998 from $1.22 billion at December 31, 1997. The increase in securities held to maturity, net, reflects purchases during the nine months ended September 30, 1998 totaling $423.8 million, which were partially offset by repayments of such securities during this period of $299.6 million. These changes in securities portfolios reflect the effects of securities purchases, securities repayments and maturities and, in the case of the available for sale securities portfolio, also reflects the effects of securities sales and changes in the estimated fair values of the portfolio. As of September 30, 1998, the available for sale portfolio had net unrealized appreciation of $7.0 million as compared to $11.1 million at December 31, 1997.

     Total deposits decreased $60.6 million, or 2.8%, to $2.14 billion at September 30, 1998 from $2.20 billion at December 31, 1997. This decrease was attributable to the planned net outflow of certain higher cost customer deposits. Total borrowings, however, from securities repurchase agreements and from Federal Home Loan Bank of New York ("FLHB") borrowings, increased $369.8 million, or 28.5%, to $1.67 billion at September 30, 1998 from $1.30 billion at December 31, 1997. In managing the Company's overall cost of funds and interest rate sensitivity, management is using borrowings to leverage asset growth and to supplement its deposit base. This strategy is intended to mitigate the repricing effect of certain maturing time deposit products.

     Stockholders' equity increased to $266.2 million at September 30, 1998, or 6.4% of total assets, as compared to $241.0 million at December 31, 1997, or 6.3% of total assets. In accordance with SFAS No. 115, "Accounting for Investments in Certain Debt and Equity Securities," stockholders' equity at September 30, 1998 and December 31, 1997 includes net unrealized appreciation in certain securities, net of tax, of $3.1 million and $5.1 million, respectively. In addition, during the nine months ended September 30, 1998, the Company repurchased 175,000 shares of Company common stock at a total cost of $5.2 million for the period. See "Liquidity and Capital Resources."

     The Bank's leverage capital ratio increased from 5.98% at December 31, 1997 to 6.08% at September 30, 1998 due to an increase in the Bank's Tier 1 leverage capital of $29.2 million, which was partially offset by an increase in the Bank's quarterly average assets. The Bank's total risk-based capital ratio of 17.40% at September 30, 1998 represents a 40 basis point decrease as compared to that ratio at December 31, 1997. These capital ratios are well in excess of Federal Deposit Insurance Corporation ("FDIC") capital requirements applicable to the Bank. See "Liquidity and Capital Resources -- Regulatory Capital Position" and Note 7 to Notes to Unaudited Consolidated Financial Statements.

     Non-performing assets increased to $15.3 million at September 30, 1998, from $14.8 million at December 31, 1997 while the ratio of these assets to total assets decreased to 0.37% at September 30, 1998 from 0.38% at December 31, 1997. Other real estate owned, net, increased $35 thousand to $1.1 million at September 30, 1998 from $1.0 million at December 31, 1997. Non-performing loans, the largest component of non-performing assets, increased $460 thousand to $14.2 million at September 30, 1998, as compared to $13.7 million at December 31, 1997. This increase was due primarily to a $6.4 million increase in FHA government insured residential mortgage loans which are 90 days or more delinquent, which was partially offset by decreases in both delinquent conventional residential loans and commercial real estate loans. Generally, the ultimate recovery on non-performing FHA government insured loans is achieved through FHA insurance claims and without substantial charge-offs to the allowance for possible loan losses. The ratio of non-performing loans to total loans decreased to 0.60% at September 30, 1998 from 0.67% at December 31, 1997.


ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

     The following table sets forth certain information regarding the Company's average statements of financial condition and its statements of income for the three and nine months ended September 30, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense, annualized, by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily balances. Average balances and yields include non-accrual loans.

                                                                   Three Months Ended September 30,
                                      -----------------------------------------------------------------------------------

                                                           1998                                      1997
                                      ------------------------------------------    -------------------------------------
                                                                        Average                                   Average
                                           Average                       Yield/          Average                  Yield/
                                           Balance      Interest         Cost            Balance     Interest      Cost
                                           -------      --------         ----            -------     --------      ----
                                                                          (dollars in thousands)
Assets
------
Earning Assets:
  Mortgage Loans, net................   $2,178,411       $40,822         7.50%        $ 1,794,729     $33,984      7.57%
  Other Loans........................      129,536         2,498         7.71             106,047       1,970      7.43
  Mortgage-Backed Securities.........    1,478,353        25,950         7.02           1,203,120      22,617      7.52
  Short-Term Securities..............           78             1         5.13              17,111         241      5.63
  Other Securities...................      320,415         4,724         5.90             414,204       6,240      6.03
                                           -------         -----                      -----------      ------

Total Earning Assets.................    4,106,793        73,995         7.20           3,535,211      65,052      7.36
                                                          ------                                       ------

Non-Earning Assets...................       78,183                                         71,957
                                        ----------                                    -----------

Total Assets.........................   $4,184,976                                    $ 3,607,168
                                        ==========                                    ===========

Liabilities and Stockholders' Equity
------------------------------------
Interest-Bearing Liabilities:
    Deposits:
      Passbook Accounts..............     $548,979        $3,256         2.37%        $   642,387      $4,829      3.01%
      Now Accounts...................        9,732            58         2.38              10,050          73      2.91
      Money Market Accounts..........       75,172           434         2.31              77,228         529      2.74
      Certificate of Deposit Accounts    1,456,654        20,109         5.52           1,596,573      22,888      5.73
                                         ---------        ------                      -----------     -------
Total Interest-Bearing Deposits......    2,090,537        23,857         4.56           2,326,238      28,319      4.87
    Borrowings.......................    1,694,778        24,688         5.83             935,485      13,844      5.92
                                         ---------        ------                      -----------      ------
Total Interest-Bearing Liabilities...    3,785,315        48,545         5.13           3,261,723      42,163      5.17
                                                          ------                                      -------
Other Liabilities....................      139,232                                        121,148
                                         ---------                                    -----------
    Total Liabilities................    3,924,547                                      3,382,871
Stockholders' Equity.................      260,429                                        224,297
                                         ---------                                    -----------
Total Liabilities and Stockholders'
  Equity.............................   $4,184,976                                    $ 3,607,168
                                        ==========                                    ===========
Net Interest Income/Interest Rate
  Spread.............................                    $25,450         2.07%                        $22,889      2.19%
                                                         =======         =====                        =======      =====
Net Earning Assets/Net Interest
  Margin.............................   $  321,478                       2.48%        $   273,488                  2.59%
                                        ==========                       =====        ===========                  =====
Ratio of Earning Assets to
  Interest-Bearing Liabilities.......                                    1.08x                                     1.08x
                                                                         =====                                     =====

                                                                    Nine Months Ended September 30,
                                         ------------------------------------------------------------------------------
                                                               1998                                  1997
                                         ----------------------------------------    ----------------------------------
                                                                         Average                              Average
                                              Average                     Yield/       Average                 Yield/
                                              Balance     Interest         Cost        Balance      Interest    Cost
                                              -------     --------         ----        -------      --------    ----
                                                                         (dollars in thousands)
Assets
------
Earning Assets:
  Mortgage Loans, net................     $2,077,855      $ 116,742        7.49%    $ 1,704,972     $96,626     7.56%
  Other Loans........................        116,501          6,718        7.69         108,555       6,175     7.58
  Mortgage-Backed Securities.........      1,443,908         76,552        7.07       1,139,013      64,380     7.54
  Short-Term Securities..............            712             29        5.43          17,585         731     5.54
  Other Securities...................        352,365         15,555        5.89         442,355      19,721     5.94
                                           ---------      ---------                  ----------     -------

Total Earning Assets.................      3,991,341        215,596        7.20       3,412,480     187,633     7.33
                                                          ---------                                 -------

Non-Earning Assets...................         80,336                                    69,999
                                          ----------                                 ----------

Total Assets.........................     $4,071,677                                $ 3,482,479
                                          ==========                                ===========

Liabilities and Stockholders' Equity
------------------------------------
Interest-Bearing Liabilities:
   Deposits:
     Passbook Accounts...............     $  581,594      $  10,862        2.49%       $634,787     $14,207     2.98%
     Now Accounts....................         10,672            202        2.52           9,532         201     2.81
     Money Market Accounts...........         77,739          1,412        2.42          76,358       1,578     2.76
     Certificate of Deposit Accounts.      1,431,005         59,028        5.50       1,622,047      68,840     5.66
                                           ---------      ---------                   ---------    --------

   Total Interest-Bearing Deposits...      2,101,010         71,504        4.54       2,342,724      84,826     4.83
   Borrowings........................      1,581,498         68,083        5.74         810,036      35,401     5.83
                                           ---------      ---------                  ----------     -------

Total Interest-Bearing Liabilities...      3,682,508        139,587        5.05       3,152,760     120,227     5.08
                                                          ---------                                --------
Other Liabilities....................        137,542                                    115,528
                                          ----------                                 ----------

   Total Liabilities.................      3,820,050                                  3,268,288
Stockholders' Equity.................        251,627                                    214,191
                                          ----------                                -----------

Total Liabilities and Stockholders'
  Equity.............................     $4,071,677                                $ 3,482,479
                                          ==========                                ===========

Net Interest Income/Interest Rate
  Spread.............................                     $  76,009        2.15%                    $ 67,406    2.25%
                                                          =========        =====                   =========    =====
Net Earning Assets/Net Interest
  Margin.............................     $  308,833                       2.54%    $   259,720                 2.63%
                                          ==========                       =====    ===========                 =====
Ratio of Earning Assets to                                                 1.08x                                1.08x
                                                                           =====                                =====
  Interest-Bearing Liabilities.......

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     GENERAL. The Company's net income for the three months ended September 30, 1998 increased $2.5 million to $11.6 million from $9.0 million for the same period in 1997.

     INTEREST INCOME. Interest income increased by $8.9 million, or 13.7%, to $74.0 million for the three months ended September 30, 1998, from $65.1 million for the same period in 1997, due to a $571.6 million increase in the average balance of earning assets during the period to $4.11 billion for the three months ended September 30, 1998, from $3.54 billion for the same period in 1997, partially offset by lower yields earned on such assets. This increase was primarily attributable to growth in the average balance of mortgage loans, net, of $383.7 million and growth in the average balance of mortgage-backed securities of $275.2 million. In addition, the average balance of other loans increased $23.5 million, the average balance of short-term securities decreased $17.0 million and the average balance of other securities decreased $93.8 million. The average yield on earning assets decreased to 7.20% for the three months ended September 30, 1998 from 7.36% for the same period in 1997, due primarily to the effects that the current interest rate environment has had on increasing prepayments on higher yielding mortgage loans and mortgage-backed securities, on lowering the yields of new assets acquired and on the downward repricing of earning assets. Included in mortgage loan interest income for the three months ended September 30, 1998 was a $596 thousand recovery of interest associated with two previously delinquent and non-accruing commercial real estate loans.

     INTEREST EXPENSE. Interest expense increased by $6.4 million, or 15.1%, to $48.5 million for the three months ended September 30, 1998, from $42.2 million for the same period in 1997, due primarily to an $759.3 million increase in average borrowings, and was partially offset by a $235.7 million decrease in average interest-bearing deposits and generally lower interest rates associated with deposits and borrowings. For the three months ended September 30, 1998 as compared to the same period in 1997, the average rate paid on interest-bearing deposits decreased 31 basis points and the average rate paid on borrowings decreased 9 basis points. The average rate paid on interest-bearing liabilities, however, decreased only 4 basis points to 5.13% for the three months ended September 30, 1998 from 5.17% for the same period in 1997. The more moderate decrease in the average rate paid on total interest-bearing liabilities as compared to the aforementioned decreases in the average rates paid on deposits and on borrowings is due to the changing mix of funding towards borrowings. The average balance of interest-bearing liabilities increased $523.6 million for the three months ended September 30, 1998, to $3.79 billion from $3.26 billion for the same period in 1997.

     NET INTEREST INCOME. Net interest income increased $2.6 million, or 11.2%, to $25.5 million for the three months ended September 30, 1998, from $22.9 million for the same period in 1997. This increase is the result, in part, of a $571.6 million increase in the average balance of earning assets to $4.11 billion, offset by a $523.6 million increase in the average balance of interest-bearing liabilities to $3.79 billion for the three months ended September 30, 1998 as compared to the comparable prior year period. As a result of these increases in average balances and the related decreases in the yields and costs associated with the earning assets and interest-bearing liabilities, the net interest rate spread for the three months ended September 30, 1998 decreased to 2.07% from 2.19% for the same period in 1997.

     PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses increased $125 thousand, or 100.0%, to $250 thousand for the three months ended September 30, 1998 from $125 thousand for the same period in 1997. The increase reflects management's assessment of the loan portfolio, the Bank's historical charge-off experience, the level of the Bank's allowance for possible loan losses and management's assessment of the local economy and market conditions. For the three months ended September 30, 1998, the Bank had net loan charge-offs of $80 thousand as compared to $181 thousand for the comparable prior year period. At September 30, 1998 and December 31, 1997, the allowance for possible loan losses amounted to $15.5 million and $14.9 million, respectively, and the ratio of such allowance to non-performing loans was 109.4% at September 30, 1998, as compared to 108.5% at December 31, 1997. Although management believes its allowance for possible loan losses is adequate at September 30, 1998, if general economic conditions and real estate values deteriorate, the level of non-performing loans and charge-offs may increase and higher provisions for possible loan losses may be necessary, which would adversely affect future operating results.

     NON-INTEREST INCOME. Non-interest income increased $870 thousand to $4.5 million for the three months ended September 30, 1998 from $3.6 million for the same period in 1997. This increase was attributable to a $1.2 million increase in net gain on sales of securities and was partially offset by a $346 thousand decrease in loan fees and other charges, net, and a $13 thousand decrease in other income. The decrease in loan fees and other charges, net, was primarily attributable to lower levels of loan origination fees. Net gain on sales of securities totaled $3.0 million in the three months ended September 30, 1998 as compared to $1.8 million for the same period in 1997. The net gain for the three months ended September 30, 1998 resulted from sales of available for sale securities having an amortized cost of $91.7 million as compared to $102.4 million in the 1997 comparable period. For the three months ended September 30, 1998, the Company sold $88.8 million of bonds (as compared to $71.8 million in the same period in 1997) and $2.9 million of equities (as compared to $3.8 million in the same period in 1997) from its available for sale portfolio. These securities were sold during the three months ended September 30, 1998 at net gains of $953 thousand and $2.1 million, respectively (as compared to $86 thousand and $2.3 million, respectively, for the same period in 1997). The Company did not sell any mortgage-backed securities from its available for sale portfolio during the three months ended September 30, 1998 (as compared to $26.8 million in the same period in 1997 at net losses of $594 thousand).

     NON-INTEREST EXPENSE. Non-interest expense decreased $800 thousand, or 7.0%, to $10.7 million for the three months ended September 30, 1998, from $11.5 million for the same period in 1997. Of this decrease, salaries and employee benefits expense decreased $24 thousand due to decreased costs associated with certain health benefit plans, which was partially offset by higher costs associated with certain stock-based compensation plans. For the three months ended September 30, 1998 as compared to the same period in 1997, occupancy and equipment expense decreased $113 thousand to $1.2 million for the three months ended September 30, 1998, and marketing expense decreased $385 thousand to $286 thousand. Other real estate owned expense also decreased $12 thousand to $38 thousand for the three months ended September 30, 1998 as compared to the same period in 1997. FDIC assessment expense was $71 thousand for the three month period ending September 30, 1998 as compared to $76 thousand for the same period in 1997. FDIC Bank Insurance Fund ("BIF") assessment rates for both periods were $0.013 per $100 of insured deposits. Other operating expense decreased $261 thousand, or 15.1%, for the three months ended September 30, 1998 as compared to the same period during 1997, due in part to lower loan origination costs, lower professional fees and generally lower levels of other operating expenses.

     PROVISION FOR INCOME TAXES. Provision for income taxes increased $1.6 million to $7.5 million for the three months ended September 30, 1998 as compared to $5.9 million during the same period in 1997. As a percentage of income before provision for income taxes, the provision for income taxes was 39.2% of pre-tax earnings for the three months ended September 30, 1998 as compared to 39.4% in the comparable 1997 period.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     GENERAL. The Company's net income for the nine months ended September 30, 1998 increased $6.8 million to $32.1 million from $25.2 million for the same period in 1997.

     INTEREST INCOME. Interest income increased by $28.0 million, or 14.9%, to $215.6 million for the nine months ended September 30, 1998, from $187.6 million for the same period in 1997, due to a $578.9 million increase in the average balance of earning assets during the period to $3.99 billion for the nine months ended September 30, 1998, from $3.41 billion for the same period in 1997, partially offset by lower yields earned on such assets. Of the increase in average earning assets, $372.9 million was attributable to growth in mortgage loans, net, $304.9 million was attributable to growth in mortgage-backed securities, and $7.9 million was attributable to growth in other loans. These increases were partially offset by a $90.0 million decrease in the average balance of other securities and a $16.9 million decrease in the average balance of short-term securities. The average yield on earning assets decreased 13 basis points to 7.20% for the nine months ended September 30, 1998 as compared to the same period in 1997. This decrease in the yield on average earning assets reflects the effects that the current interest rate environment has had on increasing prepayments on higher-yielding mortgage loans and mortgage-backed securities, on lowering the yields of new assets acquired and on the downward repricing of earning assets. Included in mortgage loan interest income for the nine months ended September 30, 1998 was a $596 thousand recovery of interest associated with two previously delinquent and non-accruing commercial real estate loans.

     INTEREST EXPENSE. Interest expense increased by $19.4 million, or 16.1%, to $139.6 million for the nine months ended September 30, 1998, from $120.2 million for the same period in 1997, due primarily to a $771.5 million increase in average borrowings, which was partially offset by a $241.7 million decrease in average interest-bearing deposits. In addition, for the nine months ended September 30, 1998 the average rate paid on interest-bearing deposits and borrowings decreased 29 basis points and 9 basis points, respectively, as compared to the same period in 1997. The average rate paid on total interest-bearing liabilities, however, decreased only 3 basis points to 5.05% for the nine months ended September 30, 1998 from 5.08% for the same period in 1997. The more moderate decrease in the average rate paid on total interest-bearing liabilities as compared to the aforementioned decreases in the average rates paid on deposits and on borrowings is due to the changing mix of funding towards borrowings. The average balance of interest-bearing liabilities increased $529.7 million for the nine months ended September 30, 1998, to $3.68 billion from $3.15 billion for the same period in 1997.

     NET INTEREST INCOME. Net interest income increased $8.6 million, or 12.8%, to $76.0 million for the nine months ended September 30, 1998, from $67.4 million for the same period in 1997. This increase is the result, in part, of a $578.9 million increase in the average balance of earning assets to $3.99 billion, offset by a $529.7 million increase in the average balance of interest-bearing liabilities to $3.68 billion for the nine months ended September 30, 1998 as compared to the comparable prior year period. As a result of these increases in average balances and the decreases in the yields and costs associated with the earning assets and interest-bearing liabilities, the net interest rate spread for the nine months ended September 30, 1998 decreased to 2.15% from 2.25% for the same period in 1997.

         PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses increased $75 thousand, or 11.1%, to $750 thousand for the nine months ended September 30, 1998 from $675 thousand for the same period in 1997. The increase resulted from management's assessment of the loan portfolio and the Bank's historical charge-off experience, the level of the Bank's allowance for possible loan losses and management's assessment of the local economy and market conditions. For the nine months ended September 30, 1998, loan charge-offs, net of recoveries, aggregated $130 thousand, as compared to $111 thousand for the comparable prior year period.

     NON-INTEREST INCOME. Non-interest income increased $3.2 million to $12.7 million for the nine months ended September 30, 1998 from $9.6 million for the same period in 1997. This increase was primarily attributable to a $4.2 million increase in net gain on sales of securities and a $122 thousand increase in gain on sales of whole loans and was partially offset by a $796 thousand decrease in loan fees and other charges, net and a $372 thousand decrease in other income. For the nine months ended September 30, 1998, the Company sold available for sale securities having an amortized cost of $168.0 million, and recognized $8.0 million of net securities gains. The securities sold included $151.7 million of bonds, $4.3 million of mortgage-backed securities and $12.0 million of equities. These securities were sold at net gains of $1.5 million, $86 thousand and $6.4 million, respectively. Loan fees and other charges, net decreased $796 thousand for the nine months ended September 30, 1998 as compared to the prior year comparable period as a result primarily of lower levels of loan origination fees. In addition, other income decreased $372 thousand due primarily to lower levels of recoveries on foreclosed properties and certificate of deposit penalty income during 1998 as compared to 1997.

     NON-INTEREST EXPENSE. Non-interest expense increased $370 thousand, or 1.1%, to $34.8 million for the nine months ended September 30, 1998, from $34.4 million for the same period in 1997. Of this increase, salaries and employee benefits expense increased $2.6 million, or 12.5%, due primarily to higher costs associated with certain stock-based compensation plans and normal salary increases, which were offset partially by lower costs associated with certain health benefit plans. For the nine months ended September 30, 1998 as compared to the comparable prior year, occupancy and equipment expense decreased $211 thousand to $3.7 million and marketing expense decreased $456 thousand to $1.6 million. Other real estate owned expense increased $37 thousand to $220 thousand for the nine months ended September 30, 1998 as compared to the same period in 1997. FDIC assessment expense was $220 thousand for the nine month period ending September 30, 1998 as compared to $227 thousand for the same period in 1997. BIF assessment rates for both periods were $0.013 per $100 of insured deposits. Other operating expense decreased $1.6 million, or 24.4% for the nine months ended September 30, 1998, as compared to the same period during 1997, due to lower loan origination costs, lower professional fees and generally lower levels of other operating expenses.

     PROVISION FOR INCOME TAXES. Provision for income taxes increased $4.5 million to $21.2 million for the nine months ended September 30, 1998 as compared to $16.7 million during the same period in 1997. As a percentage of income before provision for income taxes, the provision for income taxes decreased slightly from 39.9% of pre-tax earnings to 39.8%. Provision for income taxes for the nine months ended September 30, 1997 included a $275,000 reduction attributable to certain legislative changes regarding bad tax debt reserves. See
Note 8 to Notes to Unaudited Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. Following the completion of the Bank's conversion and T R Financial's stock offering in September 1993, T R Financial's principal business was that of its subsidiary, the Bank. T R Financial invested 50% of the net proceeds from the stock offering in the Bank and initially invested the remaining proceeds in short-term securities, corporate debt obligations, money market investments and mortgage-backed securities. The Bank can pay dividends to T R Financial, to the extent such payments are permitted by law or regulation, which serves as an additional source of liquidity. T R Financial can use its liquidity to, among other things, support future expansion of operations or diversification into other banking related businesses or pay dividends to its stockholders. During the nine months ended September 30, 1998, T R Financial also utilized its liquidity to repurchase 175,000 shares of its common stock pursuant to its sixth stock repurchase program at a cost of $5.2 million. The sixth stock repurchase program was authorized by the Board of Directors on April 16, 1996 covering the repurchase of up to 1,789,618 shares of common stock. As of September 30, 1998, a total of 792,000 shares had been repurchased pursuant to this program. On May 26, 1998, the Company announced that it had entered into a definitive agreement to merge with and into Roslyn Bancorp, Inc. See Note 10 to Notes to Unaudited Consolidated Financial Statements. In connection with the proposed merger, the Company has terminated its stock repurchase program. On October 27, 1998, the Board of Directors declared a quarterly cash dividend of $0.22 per common share to stockholders of record on December 2, 1998. This dividend is payable on December 14, 1998.

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

         THE YEAR 2000 ISSUE. The Year 2000 issue is the result of the inability of certain computer systems to recognize the year 2000. Many existing computer programs and systems were initially programmed with six digit dates that provided only two digits to identify the calendar year in the date field without considering the upcoming change in the century. As a result, such programs and systems may recognize a date using "00" as the year 1900 instead of the year 2000, which could result in system failures or miscalculations. Like most financial service providers, the Company and its operations may be significantly affected by the Year 2000 issue due to the nature of financial information. Software, hardware and equipment both within and outside the Company's direct control and with whom the Company electronically or operationally interfaces (i.e., third party vendors providing data processing, information system management, maintenance of computer systems and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely upon the date field information, such as interest, payment or due dates and other operating functions, may generate results which could be significantly misstated, and the Company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 issue could result in a material adverse impact upon the Company's products, services and competitive condition and, therefore, its results of operations, and could be deemed to imperil the safety and soundness of the Bank.

         The FDIC, the Bank's primary federal regulator, along with the other federal bank regulatory agencies, has published substantive guidance on the Year 2000 issue and has included Year 2000 compliance as a substantive area of examination. These publications, in addition to providing guidance as to examination criteria, have outlined requirements for the creation and implementation of a compliance plan and target dates for testing and implementation of corrective action. As a result of the oversight by and authority vested in the federal bank regulatory agencies, a financial institution that does not become Year 2000 compliant could be subject to administrative remedies similar to those imposed on financial institutions otherwise found not to be operating in a safe and sound manner, including remedies available under prompt corrective action regulations.

         The Company has developed and is implementing a plan (the "Plan") to address the Year 2000 issue and its effects on the Company. The Plan includes five components which address issues involving awareness, assessment, renovation, validation and implementation. The Company has completed the awareness and assessment phases of the Plan. During the awareness and assessment phases of the Plan, the Company inventoried all material information systems and reviewed them for Year 2000 compliance. This review included both internal systems and those of third party vendors. The Company is now actively involved in the renovation, validation and implementation phases of the Plan. In accordance with regulatory guidelines, the Company began testing its mission critical systems in October 1998 and expects to complete such testing in March 1999. The Company expects to meet the deadlines noted above.

         As part of the Plan, the Company has had formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issue and has been following the progress of those vendors with their Year 2000 compliance status. The Company presently believes that, with modifications to existing software and conversions to new software and hardware where necessary, the Year 2000 issue will be mitigated without causing a material adverse impact on the operations of the Company or the Bank. At this time, the Company anticipates most of its hardware and software to become Year 2000 compliant, tested and operational within the FDIC's suggested time frame. However, if such modifications and conversions are not made, or are not timely completed, the Year 2000 issue could have an impact on the operations of the Company or the Bank.

         Despite its best efforts to ensure Year 2000 compliance, it is possible that one or more of the Company's internal or external systems may fail to operate. At this time, while the Company expects to become Year 2000 compliant, the probability of such likelihood cannot be determined. In the event that system failures related to the Year 2000 issue occur, the Company has developed contingency plans, which involve, among other actions, utilization of an alternate service provider or alternate products available through the current vendor.

         The Company has reviewed its customer base to determine whether they pose significant Year 2000 risks. The Company's customer base consists primarily of individuals who utilize the Company's services for personal, household or consumer uses. Individually, such customers are not likely to pose significant year 2000 risks directly. It is not possible at this time to gauge the indirect risks which could be faced if the employers of such customers encounter unresolved Year 2000 issues.

         Monitoring and managing the Year 2000 issue will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance and any resulting costs for developing and implementing contingency plans for critical software products that are not enhanced. Indirect costs will principally consist of time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company estimates that total costs related to the Year 2000 issue will not exceed $225,000. Both direct and indirect costs of addressing the Year 2000 issue will be charged to earnings as incurred. The disclosure set forth above contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Specifically, such forward-looking statements are contained in sentences including the words "expects" or "anticipates" or "could" or "should." Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward-looking statements. The factors that may cause actual results to differ materially from thos contemplated by the forward-looking statements include the failure of third parties to adequately remediate their own Year 2000 issues or the inability of the Company to complete testing of its hardware and software changes on the time schedules currently expected. Nevertheless, the Company expects that its Year 2000 compliance efforts will be successful without any material adverse effects on its business.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

         The amount of sensitivity that a company's assets and liabilities may have to changes in market interest rates may be measured through the use of a model which internally generates estimates of the change in net portfolio value ("NPV") over a range of interest rate change scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. For purposes of the NPV table, prepayment assumptions similar to those used in the Company's 1997 Annual Report, adjusted to reflect current market conditions, were used. In addition, reinvestment rates used were those in effect for similar products currently being offered and rates on core deposits were modified to reflect recent trends. The following table sets forth the Company's NPV as of September 30, 1998, as calculated by the Company.


  Rate in Basis Points
      (Rate Shock)                      Net Portfolio Value           Portfolio Value of Assets
      ------------                      -------------------           -------------------------

                                      (dollars in thousands)

                              $ Amount       $ Change     Change %    NPV Ratio     Change % (1)
                              --------       --------     --------    ---------     ------------
         200                  $226,431       $(76,710)     -25.31%      5.65%          -20.47%
         100                   328,017         24,876        8.21%      7.86%           10.73
        Static                 303,141             --          --       7.10%              --
        (100)                  304,537          1,396        0.46%      7.03%           -0.99
        (200)                  309,635          6,494        2.14%      7.04%           -0.87

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)     Exhibits
                 --------

         11.1    Statement re:  Computation of Per Share Earnings (1)

         27.1 Financial Data Schedule (submitted only with filing in electronic format)

         27.2 Restated Financial Data Schedule (submitted only with filing in electronic format)

______________________


(1) The computation of per share earnings appears on page 9 of this Quarterly Report on Form 10-Q.


          (b) Reports on Form 8-K
              -------------------

          Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             T R FINANCIAL CORP.
                                             (Registrant)



Date:  November 16, 1998               By:   /s/ John M. Tsimbinos
                                             ----------------------------------
                                             John M. Tsimbinos
                                             Chairman of the Board and
                                              Chief Executive Officer






Date:  November 16, 1998                By:  /s/ Dennis E. Henchy
                                             ----------------------------------
                                             Dennis E. Henchy
                                             Executive Vice President
                                               and Chief Financial Officer

                                  EXHIBIT INDEX

11.1   Statement re Computation of Per Share Earnings (1)

27.1   Financial Data Schedule (submitted only with filing in electronic format)

27.2 Restated Financial Data Schedule (submitted only with filing in electronic format).

_____________________


(1) The computation of per share earnings appears on page 9 of this Quarterly Report on Form 10-Q.